Form 10QSB
period 2006-09-30
CHATSWORTH ACQUISITIONS I INC
filed 2006-11-29
CIK 1372605

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

☐ TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
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

Issuer's telephone number: 212-750-3355
Issuer’s facsimile number: 212-504-3015

c/o DAS Consulting LLC
75 Maiden Lane, Suite 215
New York, New York 10038
---------------------------------------------------
(Former name, former address and former
fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No.

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes X No.

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 1,000,000 shares of Common Stock, par value $.001 per share, outstanding as of November 27, 2006.

Transitional Small Business Disclosure Format (Check one): YES ☐ NO ☒

CHATSWORTH ACQUISITIONS I, INC.

- INDEX -

Page
PART I - FINANCIAL INFORMATION:

Balance Sheet as of September 30, 2006 (unaudited)	F-1

Statements of Operations for the three months ended September 30, 2006, the six months ended September 30, 2006 and the Period from Inception (July 22, 2005) through September 30, 2006 (unaudited)	F-2

Statements of Cash Flows for the six months ended September 30, 2006 and the Period from Inception (July 22, 2005) through September 30, 2006 (unaudited)	F-3

Notes to Financial Statements	F-4

Item 2. Management's Discussion and Analysis or Plan of Operation	1

Item 3. Controls and Procedures	1

PART II - OTHER INFORMATION:

Item 1. Legal Proceedings	2

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	2

Item 3. Defaults Upon Senior Securities	2

Item 4. Submission of Matters to a Vote of Security Holders	2

Item 5. Other Information	2

Item 6. Exhibits	2

Signatures	3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Chatsworth Acquisitions I, Inc.
(A Development Stage Company)
Balance Sheet
September 30, 2006

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$2,000

Total current assets	2,000

TOTAL ASSETS	$2,000

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES
Advance from shareholder	$14,687

Total current liabilities	14,687

STOCKHOLDERS' DEFICIT
Preferred stock, $0.001 par value; 10,000,000
shares authorized; 0 shares issued and outstanding	-
Common stock, $0.001 par value; 75,000,000
shares authorized; 1,000,000 shares issued and outstanding	1,000
Additional paid-in capital	13,500
Deficit accumulated during the development
Stage	(27,187)

Total stockholders' deficit	(12,687)

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT	$2,000

See accompanying notes to Financial Statements

Chatsworth Acquisitions I, Inc.
(A Development Stage Company)
Statements of Operations
September 30, 2006

			For the period
	For the three	For the six	from inception
	months ended	months ended	(July 22, 2005)
	September 30, 2006	September 30, 2006	to September 30, 2006

REVENUES	$-	$-	$-

EXPENSES
Selling, general and administrative	12,500	14,687	27,187

NET LOSS	(12,500)	(14,687)	(27,187)

Accumulated deficit

Balance, beginning of period	(14,687)	(12,500)	-

Balance, end of period	$(27,187)	$(27,187)	$(27,187)

NET LOSS PER SHARE	$(0.01)	$(0.01)	$(0.03)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	1,000,000	1,000,000	1,000,000

See accompanying notes to Financial Statements

Chatsworth Acquisitions I, Inc.
(A Development Stage Company)
Statements of Cash Flows
September 30, 2006

		For the period
	For the six	from inception
	months ended	(July 22, 2005)
	September 30, 2006	to September 30, 2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(14,687)	$(27,187)
Adjustments to reconcile
net loss to net cash flows
from operating activities:	-	-

Net cash flows from operating activities	(14,687)	(27,187)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Shareholder contributions	-	2,000
Expenses paid by shareholder	14,687	14,687
Issuance of common stock	-	12,500

Net cash flows from financing activities	14,687	29,187

NET INCREASE IN CASH
AND CASH EQUIVALENTS	-	2,000

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	2,000	-

CASH AND CASH EQUIVALENTS,
END OF PERIOD	$2,000	$2,000

See accompanying notes to Financial Statements

Chatsworth Acquisitions I, Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2006

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
September 30, 2006

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
September 30, 2006

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

3. Stockholders’ Equity

As of September 30, 2006, 75,000,000 shares of the Company’s $0.001 par value common stock had been authorized, of which 1,000,000 were issued and outstanding. Of the total shares authorized for issuance, 1,000,000 were issued for cash of $0.0125 per share, and a total of $12,500 was recorded as general and administrative expense.

4. Related Party Transactions

As of the date hereof, one shareholder is acting as officer of the Company, and is the owner of 1,000,000 shares of its issued and outstanding common stock, constituting 100% of the Company’s issued and outstanding common stock.

The same shareholder advanced $12,500 to the Company to pay for operating expenses during the quarter ended September 30, 2006.

5. Income Taxes

The Company has Federal net operating loss carryforwards of approximately $16,354 expiring 2025. Deductible temporary differences of $10,833 comprise startup costs amortized over 60 months for tax and deducted currently for financial statement purposes. The tax benefit of these net operating losses and temporary differences is approximately $1,875 and has been offset by a full allowance for realization. The net operating loss carryforward may be limited upon consummation of a business combination under IRC Section 381.

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

Results of Operations. The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from July 22, 2005 (inception) to September 30, 2006. It is unlikely the Company will have any revenues unless it is able to effect an acquisition, or merger with an operating company, of which there can be no assurance.

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

As of September 30, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

Changes in internal controls.  There have been no changes in our internal controls or in other factors that could significantly affect these controls and procedures during the period ended September 30, 2006.

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

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended September 30, 2006.

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

CHATSWORTH ACQUISITIONS I, INC.

Date: November 27, 2006	By:	/s/ Deborah A. Salerno
Name: Deborah A. Salerno
Title: President

3