Form 10QSB
period 2006-12-31
CHATSWORTH ACQUISITIONS I INC
filed 2007-02-14
CIK 1372605

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2006

☐ TRANSITION REPORT PURSUANT SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from to

Commission file number 000-52179

Chatsworth Acquisitions I, Inc.
(Exact name of small business issuer as specified in its charter)

Delaware (State or other jurisdiction of incorporation or organization)	20-3654141 (I.R.S. employer identification number)

c/o DAS Consulting LLC 56 Pine Street, #11F New York, New York (Address of principal executive offices)	10005 (Zip Code)

Issuer's telephone number: 212-750-3355
Issuer’s facsimile number: 212-504-3015

No Change
---------------------------------------------------
(Former name, former address and former
fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No☐.

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No☐.

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,000,000 shares of Common Stock, par value $.001 per share, outstanding as of February 14, 2007.

Transitional Small Business Disclosure Format (Check one): YES ☐             NO ☒

CHATSWORTH ACQUISITIONS I, INC.

- INDEX -

Page
PART I - FINANCIAL INFORMATION:

Balance Sheet as of December 31, 2006 (unaudited)	F-1

Statements of Operations for the three months ended December 31, 2006, the nine months ended December 30, 2006 and the Period from Inception (July 22, 2005) through December 31, 2006 (unaudited)	F-2

Statements of Cash Flows for the nine months ended December 31, 2006 and the Period from Inception (July 22, 2005) through December 31, 2006 (unaudited)	F-3

Notes to Financial Statements	F-4

Item 2. Management's Discussion and Analysis or Plan of Operation	1

Item 3. Controls and Procedures	1

PART II - OTHER INFORMATION:

Item 1. Legal Proceedings	2

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	2

Item 3. Defaults Upon Senior Securities	2

Item 4. Submission of Matters to a Vote of Security Holders	2

Item 5. Other Information	2

Item 6. Exhibits	2

Signatures	3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Chatsworth Acquisitions I, Inc.
(A Development Stage Company)
Balance Sheet
December 31, 2006

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$478
Stock subscription receivable	25,000

Total current assets	25,478

TOTAL ASSETS	$25,478

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Advance from shareholder	$13,165
Accounts payable	1,343
Total current liabilities	14,508

STOCKHOLDERS' EQUITY

Preferred stock, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	-

Common stock, $0.001 par value; 75,000,000 shares authorized; 3,000,000 shares issued and outstanding	3,000
Additional paid-in capital	36,500
Deficit accumulated during the development stage	(28,530)

Total stockholders' equity	10,970

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$25,478

See accompanying notes to Financial Statements.

Chatsworth Acquisitions I, Inc.
(A Development Stage Company)
Statements of Operations
December 31, 2006

			For the period
	For the three	For the nine	from inception
	months ended	months ended	(July 22, 2005)
	December 31, 2006	December 31, 2006	to December 31, 2006

REVENUES	$-	$-	$-

EXPENSES
Selling, general and administrative	1,343	16,030	28,530

NET LOSS	(1,343)	(16,030)	(28,530)

Accumulated deficit

Balance, beginning of period	(27,187)	(12,500)	-

Balance, end of period	$(28,530)	$(28,530)	$(28,530)

NET LOSS PER SHARE	$(0.00)	$(0.01)	$(0.03)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	1,271,739	1,091,241	1,047,438

See accompanying notes to Financial Statements.

Chatsworth Acquisitions I, Inc.
(A Development Stage Company)
Statements of Cash Flows
December 31, 2006

		For the period
	For the nine	from inception
	months ended	(July 22, 2005)
	December 31, 2006	to December 31, 2006

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(16,030)	$(28,530)
Adjustments to reconcile
net loss to net cash flows
from operating activities:
(Increase) in stock subscription receivable	(25,000)	(25,000)
Increase in accounts payable	1,343	1,343

Net cash flows from operating activities	(39,687)	(52,187)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Shareholder contributions	-	2,000
Expenses paid by shareholder	13,165	13,165
Issuance of common stock	25,000	37,500

Net cash flows from financing activities	38,165	52,665

NET INCREASE IN CASH AND CASH EQUIVALENTS	(1,522)	478

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	2,000	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$478	$478

See accompanying notes to Financial Statements.

Chatsworth Acquisitions I, Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2006

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
December 31, 2006

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

Consideration of Other Comprehensive Income Items
SFAS 130 -- Reporting Comprehensive Income, requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic financial statements. For the period ended December 31, 2006, the Company’s financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

Stock Basis
Shares of common stock issued for other than cash have been assigned amounts equivalent to the fair value of the service or assets received in exchange.

Recent Pronouncements
In December 2004, the FASB issued SFAS No. 123 (revised 2004). Share-Based Payment, which is a revision of SFAS No. 123, Accounting for Stock-Based Compensation. SFAS No. 123(R) supersedes APB Opinion No. 25, Accounting for Stock Issued to Employees and amends SFAS No. 95, Statement of Cash Flows. Generally the approach in SFAS No. 123(R) is similar to the approach described in SFAS No. 123. However, SFAS No. 123(R) requires all share based payments to employees, including grants of employee stock options, to be recognized in the income statement based on their fair values. Pro forma disclosure is no longer an alternative. The new standard will be effective for the Company in the first interim or annual reporting period beginning after December 15, 2005. The Company expects the adoption of this standard will have a material impact on its financial statements assuming employee stock options are granted in the future.

Chatsworth Acquisitions I, Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2006

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

3. Stockholders’ Equity

As of December 31, 2006, 75,000,000 shares of the Company’s $0.001 par value common stock had been authorized, of which 3,000,000 were issued and outstanding. Of the total shares authorized for issuance 3,000,000 were issued for cash of $0.0125 per share, and a total of $12,500 was recorded as general and administrative expense.

4. Related Party Transactions

As of the date hereof, one shareholder is acting as officer of the Company, and is the owner of 1,000,000 shares of its issued and outstanding common stock, constituting 33.33% of the Company’s issued and outstanding common stock.

The same shareholder advanced $13,165 to the Company to pay for operating expenses during the quarter ended December 31, 2006.

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

Results of Operations. The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from July 22, 2005 (inception) to December 31, 2006. It is unlikely the Company will have any revenues unless it is able to effect an acquisition, or merger with an operating company, of which there can be no assurance.

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

As of December 31, 2006, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective.

Changes in internal controls.

There have been no changes in our internal controls or in other factors that could significantly affect these controls and procedures during the period ended December 31, 2006.

1

PART II — OTHER INFORMATION

Item 1. Legal Proceedings. To the best knowledge of the officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On December 10, 2006 and December 27, 2006, the Company sold 1,000,000 shares of its common stock, par value $.001 per share (the “Common Stock”) to each of two accredited investors for an aggregate purchase price of $25,000. The Company sold these shares under Common Stock under the exemption from registration provided by Section 4(2) of the Securities Act of 1933, as amended.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Security Holders. None.

Item 5. Other Information. None.

Item 6. Exhibits.

Index to Exhibits

Exhibit	Description

*3.1	Certificate of Incorporation

*3.2	By-laws

31.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2006.

32.1	Certification of the Company’s Principal Executive Officer and PrincipalFinancial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

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

CHATSWORTH ACQUISITIONS I, INC.

Date: February 14, 2007	By:	/s/ Deborah A. Salerno
Name: Deborah A. Salerno
Title: President

3