Form 10QSB
period 2007-06-30
CHATSWORTH ACQUISITIONS I INC
filed 2007-08-14
CIK 1372605

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2007

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
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

No Change

(Former name, former address and former
fiscal year, if changed since last report)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ].

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ].

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 3,000,000 shares of common stock, par value $.001 per share, outstanding as of August 14, 2007.

Transitional Small Business Disclosure Format (Check one): Yes [ ] No [X]

CHATSWORTH ACQUISITIONS I, INC.

- INDEX -

Page
PART I - FINANCIAL INFORMATION:

Item 1. Financial Statements:

Balance Sheet as of June 30, 2007 (unaudited)	F-1

Statements of Operations for the Three Months Ended June 30, 2007 and 2006	F-2
and for the Period from Inception (July 22, 2005) to June 30, 2007
(unaudited)

Statements of Cash Flows for the Three Months Ended June 30, 2007 and 2006	F-3
and for the Period from Inception (July 22, 2005) to June 30, 2007
(unaudited)

Notes to Financial Statements	F-4

Item 2. Management's Discussion and Analysis or Plan of Operation	1

Item 3. Controls and Procedures	1

PART II - OTHER INFORMATION:

Item 1. Legal Proceedings	1

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	1

Item 3. Defaults Upon Senior Securities	1

Item 4. Submission of Matters to a Vote of Security Holders	1

Item 5. Other Information	2

Item 6. Exhibits	2

Signatures	3

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements.

Chatsworth Acquisitions I, Inc.
(A Development Stage Company)
Balance Sheet
June 30, 2007

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$12,635
Total current assets	12,635

TOTAL ASSETS	$12,635

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Advance from shareholder	$1,665
Accounts Payable	3,590
Total current liabilities	5,255

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 10,000,000
shares authorized; 0 shares issued and outstanding	-
Common stock, $0.001 par value; 75,000,000
shares authorized; 3,000,000 shares issued and outstanding	3,000
Additional paid-in capital	36,500
Deficit accumulated during the development
stage	(32,120)

Total stockholders' equity	7,380

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$12,635

See accompanying notes to Financial Statements.

Chatsworth Acquisitions I, Inc.
(A Development Stage Company)
Statements of Operations
June 30, 2007

			For the period
	For the three	For the three	from inception
	months ended	months ended	(July 22, 2005)
	June 30, 2007	June 30, 2006	to June 30, 2007

REVENUES	$-	$-	$-

EXPENSES
Selling, general and administrative	2,985	2,187	32,120

NET LOSS	$(2,985)	$(2,187)	$(32,120)

NET LOSS PER SHARE	$(0.00)	$(0.00)	$(0.02)

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING	3,000,000	1,000,000	1,546,610

See accompanying notes to Financial Statements.

Chatsworth Acquisitions I, Inc.
(A Development Stage Company)
Statements of Cash Flows
June 30, 2007
			For the period
	For the three	For the three	from inception
	months ended	months ended	(July 22, 2005)
	June 30, 2007	June 30, 2006	to June 30, 2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,985)	(2,187)	$(32,120)
Adjustments to reconcile
net loss to net cash flows
from operating activities:
Increase (decrease) in accounts payable	2,985	-	3,590
Net cash flows from operating activities	-	(2,187)	(28,530)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Shareholder contributions	-	-	2,000
Due to shareholder		2,187	1,665
Issuance of common stock	-	-	37,500
Net cash flows from financing activities	-	2,187	41,165

NET INCREASE IN CASH
AND CASH EQUIVALENTS	-	-	12,635

CASH AND CASH EQUIVALENTS,
BEGINNING OF PERIOD	12,635	2,000	-

CASH AND CASH EQUIVALENTS,
END OF PERIOD	$12,635	$2,000	$12,635

See accompanying notes to Financial Statements.

Chatsworth Acquisitions I, Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2007

1. Management’s Representation of Interim Financial Information

The accompanying financial statements have been prepared by Chatsworth Acquisitions I, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at March 31, 2007.

Item 2. Management’s Discussion and Analysis or Plan of Operation.

Plan of Operation. Chatsworth Acquisitions I, Inc. (“we”, “our”, “us” or the “Company”) has not realized any revenues from operations since July 22, 2005 (inception), and its plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

Results of Operations. The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from July 22, 2005 (inception) to June 30, 2007. It is unlikely the Company will have any revenues unless it is able to effect an acquisition, or merger with an operating company, of which there can be no assurance.

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

As of June 30, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in internal controls.

There have been no changes in our internal controls or in other factors during our most recent fiscal quarter that could significantly affect these controls and procedures during the quarterly period ended June 30, 2007.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of the officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds. None.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Security Holders. None.

Item 5. Other Information. None.

1

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-B.

Exhibit	Description
*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on July 22, 2005.

*3.2	By-Laws.

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended June 30, 2007.

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes Oxley Act of 2002.

*	Filed as an exhibit to the Company's Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on August 14, 2006, and incorporated herein by this reference.

2

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: August 14, 2007          CHATSWORTH ACQUISITIONS I, INC.

By: /s/ Deborah A. Salerno
Name: Deborah A. Salerno
Title: President

3