Form 10QSB
period 2007-12-31
CHATSWORTH ACQUISITIONS I INC
filed 2008-03-17
CIK 1372605

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-QSB

☒ QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2007

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

APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer’s classes of common equity, as of the latest practicable date: 4,000,000 shares of common stock, par value $.001 per share, outstanding as of March 17, 2008.

Transitional Small Business Disclosure Format (Check one): Yes ☐ No ☒

CHATSWORTH ACQUISITIONS I, INC.

- INDEX -

Page
PART I – FINANCIAL INFORMATION:

Item 1. Financial Statements:

Balance Sheet as of December 31, 2007 (unaudited)	F-1

Statements of Operations for the Three and Nine Months Ended December 31, 2007 and 2006 and for the Period from Inception (July 22, 2005) to December 31, 2007 (unaudited)	F-2

Statements of Cash Flows for the Nine Months Ended December 31, 2007 and 2006 and for the Period from Inception (July 22, 2005) to December 31, 2007 (unaudited)	F-3

Notes to Financial Statements	F-4

Item 2. Management's Discussion and Analysis or Plan of Operation	1

Item 3. Controls and Procedures	1

PART II – OTHER INFORMATION:

Item 1. Legal Proceedings	2

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds	2

Item 3. Defaults Upon Senior Securities	2

Item 4. Submission of Matters to a Vote of Security Holders	2

Item 5. Other Information	2

Item 6. Exhibits	3

Signatures	4

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Chatsworth Acquisitions I, Inc.
(A Development Stage Company)
Balance Sheet
December 31, 2007

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$11,972
Advance to shareholder	$1,865
Due from Affiliate	174
Total current assets	14,011

TOTAL ASSETS	$14,011

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	1,365
Total current liabilities	1,365

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	-
Common stock, $0.001 par value; 75,000,000 shares authorized; 4,000,000 shares issued and outstanding	4,000
Additional paid-in capital	65,500
Deficit accumulated during the development stage	(56,854)

Total stockholders' equity	12,646

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$14,011

See accompanying notes to Financial Statements.

Chatsworth Acquisitions I, Inc.
(A Development Stage Company)
Statements of Operations
December 31, 2007

					For the period
	For the three	For the three	For the nine	For the nine	from inception
	months ended	months ended	months ended	months ended	(July 22, 2005)
	December 31, 2007	December 31, 2006	December 31, 2007	December 31, 2006	to December 31, 2007

REVENUES	$82	$-	$82	$-	$82

EXPENSES
Selling, general and administrative	18,481	1,343	27,801	16,030	56,936

NET LOSS	$(18,399)	$(1,343)	$(27,719)	$(16,030)	$(56,854)

NET LOSS PER SHARE	$(0.01)	$(0.00)	$(0.01)	$(0.01)	$(0.03)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	3,054,348	1,271,739	3,018,182	1,091,241	1,852,018

See accompanying notes to Financial Statements.

Chatsworth Acquisitions I, Inc.
(A Development Stage Company)
Statements of Cash Flows
December 31, 2007

	For the nine months ended December 31, 2007	For the nine months ended December 31, 2007	For the period from inception (July 22, 2005) to December 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(27,719)	(16,030)	$(56,854)
Adjustments to reconcile net loss to net cash flows from operating activities:
Increase in stock subscription receivable	-	(25,000)	-
Increase in due from Chatsworth I	(174)	-	(174)
Increase in accounts payable	760	1,343	1,365
Net cash flows from operating activities	(27,133)	(39,687)	(55,663)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Due to shareholder	(3,530)	13,165	(1,865)
Issuance of common stock	30,000	25,000	69,500
Net cash flows from financing activities	26,470	38,165	67,635

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(663)	(1,522)	11,972

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	12,635	2,000	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$11,972	$478	$11,972

See accompanying notes to Financial Statements.

Chatsworth Acquisitions I, Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
December 31, 2007

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

2. Other Events

On December 26, 2007, Chatsworth Acquisitions I, Inc. (the “Company”) sold 1,000,000 shares of its common stock, par value $.001 per share (the “Common Stock”), for proceeds equal to $30,000, in a placement offering to accredited investors.

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from July 22, 2005 (inception) to December 31, 2007. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.

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

As of December 31, 2007, we carried out an evaluation, under the supervision and with the participation of our management, including our principal executive officer and principal financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in internal controls.

There have been no changes in our internal controls over financial reporting or in other factors during our most recent fiscal quarter that could significantly affect these controls and procedures during the quarterly period ended December 31, 2007.

1

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of the officers and directors, the Company is not a party to any legal proceeding or litigation.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On September 26, 2007, the Company commenced a private placement (the “Offering”) of shares (the “Shares”) of its common stock, par value $.001 per share (the “Common Stock”) on a best efforts basis with expected gross proceeds of up to $30,000. The Company offered up to 400 investment units (the “Units”), each Unit consisting of 2,500 Shares at a per Unit price of $75.00.

On December 26, 2007, the Company closed on the sale of the 400 Units or 1,000,000 Shares for proceeds equal to $30,000. The Shares were issued and sold to accredited investors under an exemption from the registration requirements of the Securities Act of 1933, as amended (the “Securities Act”), and any purchasers are prohibited from offering or selling the Shares purchased in the Offering in the absence of an effective registration statement or an applicable exemption from registration requirements. The Company sold these Shares under the exemption from registration provided by Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

The Company plans to use the net proceeds of the Offering as working capital. The Company completed the Offering in order to increase the number of stockholders in the Company so that the Company is more desirable as a public entity with which a private enterprise may wish to combine. In connection with the Offering, the Company has agreed, subject to certain terms and conditions, to file a registration statement under the Securities Act covering the resale of the Shares. As of the date of this report, there are 4,000,000 shares of Common Stock issued and outstanding.

Item 3. Defaults Upon Senior Securities. None.

Item 4. Submission of Matters to a Vote of Security Holders. None.

Item 5. Other Information. None.

2

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-B.

Exhibit	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on July 22, 2005.

*3.2	By-Laws.

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-QSB for the quarter ended December 31, 2007.

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

Date: March 17, 2008	CHATSWORTH ACQUISITIONS I, INC.

	By:	/s/ Deborah A. Salerno
Deborah A. Salerno
President

4