Form 10KSB
period 2008-03-31
CHATSWORTH ACQUISITIONS I INC
filed 2008-06-26
CIK 1372605

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-KSB

(Mark One)

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2008

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 000-52179

Chatsworth Acquisitions I, Inc.
(Name of small business issuer in its charter)

Delaware	20-3654141
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

c/o DAS Consulting LLC
56 Pine Street, #11F
New York, New York	10005
(Address of principal executive offices)	(zip code)

Issuer’s telephone number, including area code:
(212) 750-3355

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

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐.

The issuer’s revenues for fiscal year end March 31, 2008 were $82.

As of June 26, 2008, there were 4,000,000 shares of common stock, par value $.001 per share, outstanding

Transitional Small Business Disclosure Format (check one): Yes ☐ No ☒

DOCUMENTS INCORPORATED BY REFERENCE:

None

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-KSB are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Chatsworth Acquisitions I, Inc. (the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Annual Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein particularly in view of the current state of our operations, the inclusion of such information should not be regarded as a statement by us or any other person that our objectives and plans will be achieved. Factors that could cause actual results to differ materially from those expressed or implied by such forward-looking statements include, but are not limited to, the factors set forth herein under the headings “Business,” “Plan of Operation” and “Risk Factors”. We undertake no obligation to revise or update publicly any forward-looking statements for any reason.

PART I

Item 1. Description of Business.

Introduction

Chatsworth Acquisitions I, Inc. (“we”, “us”, “our” or the “Company”) was incorporated in the State of Delaware on July 22, 2005 and maintains its principal executive office at c/o DAS Consulting LLC, 56 Pine Street, #11F, New York, New York 10005. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business. The Company filed a registration statement on Form 10-SB with the U.S. Securities and Exchange Commission (the “SEC”) on August 14, 2006, and since its effectiveness, the Company has focused its efforts to identify a possible business combination. However, the Company has not entered into a letter of intent or any definitive agreement concerning any target business.

The Company, based on proposed business activities, is a “blank check” company. The SEC defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. The Company is also a “shell company,” defined in Rule 12b-2 under the Exchange Act as a company with no or nominal assets (other than cash) and no or nominal operations. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. The Company’s principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with an operating business. The Company will not restrict its potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

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

Employees

We have no employees other than our management who devotes only a limited amount of time to our business.

Risk Factors

You should carefully review and consider the following risks as well as all other information contained in this Annual Report on Form 10-KSB, including our financial statements and the notes to those statements. The following risks and uncertainties are not the only ones facing us. Additional risks and uncertainties of which we are currently unaware or which we believe are not material also could materially adversely affect our business, financial condition, results of operations, or cash flows. To the extent any of the information contained in this annual report constitutes forward-looking information, the risk factors set forth below are cautionary statements identifying important factors that could cause our actual results for various financial reporting periods to differ materially from those expressed in any forward-looking statements made by or on our behalf and could materially adversely effect our financial condition, results of operations or cash flows.

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

We have a limited operating history.

We have a limited operating history and no revenues or earnings from operations, since inception, and there is a risk that we will be unable to continue as a going concern and consummate a business combination. We have no significant assets or financial resources. We will, in all likelihood, sustain operating expenses without corresponding revenues, at least until the consummation of a merger or other business combination with a private company. This may result in our incurring a net operating loss that will increase unless we consummate a business combination with a profitable business. We cannot assure you that we can identify a suitable business opportunity and consummate a business combination, or that any such business will be profitable at the time of its acquisition by us or ever.

We have incurred and may continue to incur losses.

Since inception (July 22, 2005) through March 31, 2008, we have incurred a net loss of $(61,287). We expect that we will incur losses at least until we complete a merger or other business combination with an operating business and perhaps after such a combination as well. There can be no assurance that we will complete a merger or other business combination with an operating business or that we will ever be profitable.

We face a number of risks associated with potential acquisitions.

We intend to use reasonable efforts to complete a merger or other business combination with an operating business. Such combination will be accompanied by risks commonly encountered in acquisitions, including, but not limited to, difficulties in integrating the operations, technologies, products and personnel of the acquired companies and insufficient revenues to offset increased expenses associated with acquisitions. Failure to manage and successfully integrate acquisitions we make could harm our business, our strategy and our operating results in a material way.

There is competition for those private companies suitable for a merger transaction of the type contemplated by management.

The Company is in a highly competitive market for a small number of business opportunities which could reduce the likelihood of consummating a successful business combination. We are, and will continue to be, an insignificant participant in the business of seeking mergers with, joint ventures with and acquisitions of small private and public entities. A large number of established and well-financed entities, including small public companies and venture capital firms, are active in mergers and acquisitions of companies that may be desirable target candidates for us. Nearly all these entities have significantly greater financial resources, technical expertise and managerial capabilities than we do; consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. These competitive factors may reduce the likelihood of our identifying and consummating a successful business combination.

Future success is highly dependent on the ability of management to locate and attract a suitable acquisition.

The nature of our operations is highly speculative, and there is a consequent risk of loss of your investment. The success of our plan of operation will depend to a great extent on the operations, financial condition and management of the identified business opportunity. While management intends to seek business combination(s) with entities having established operating histories, we cannot assure you that we will be successful in locating candidates meeting that criterion. In the event we complete a business combination, the success of our operations may be dependent upon management of the successor firm or venture partner firm and numerous other factors beyond our control.

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

There can be no assurance that the Company will successfully consummate a business combination.

We can give no assurances that we will successfully identify and evaluate suitable business opportunities or that we will conclude a business combination. Management has not identified any particular industry or specific business within an industry for evaluation. We cannot guarantee that we will be able to negotiate a business combination on favorable terms.

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

Our business will have no revenue from operations unless and until we merge with or acquire an operating business.

        We are a development stage company and have had no revenue from operations. We do not expect to realize any revenue from operations unless and until we successfully merge with or acquire an operating business.

Because we may seek to complete a business combination through a “reverse merger”, following such a transaction we may not be able to attract the attention of major brokerage firms.

Additional risks may exist since we expect to assist a privately held business to become public through a “reverse merger.” Securities analysts of major brokerage firms may not provide coverage of our Company since there is no incentive to brokerage firms to recommend the purchase of our common stock, par value $0.001 per share (the “Common Stock”). No assurance can be given that brokerage firms will want to conduct any secondary offerings on behalf of our post-merger company in the future.

We cannot assure you that following a business combination with an operating business, our Common Stock will be listed on NASDAQ or any other securities exchange.

Following a business combination, we may seek the listing of our Common Stock on NASDAQ or the American Stock Exchange. However, we cannot assure you that following such a transaction, we will be able to meet the initial listing standards of either of those or any other stock exchange, or that we will be able to maintain a listing of our Common Stock on either of those or any other stock exchange. After completing a business combination, until our Common Stock is listed on the NASDAQ or another stock exchange, we expect that our Common Stock would be eligible to trade on the Over-the-Counter Bulletin Board, another over-the-counter quotation system, or on the Pink Sheets, where our stockholders may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our Common Stock. In addition, we would be subject to an SEC rule that, if it failed to meet the criteria set forth in such rule, imposes various practice requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. Consequently, such rule may deter broker-dealers from recommending or selling our Common Stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital following a business combination.

Our stockholders may have a minority interest in the Company following a merger or other business combination with an operating business.

If we consummate a merger or business combination with a company with a value in excess of the value of our Company and issue shares of Common Stock to the stockholders of such company as consideration for merging with us, our stockholders would own less than 50% of the Company after the business combination. The stockholders of the acquired company would therefore be able to control the election of our board of directors (the “Board of Directors”) and control our Company.

There is currently no trading market for our Common Stock, and liquidity of shares of our Common Stock is limited.

Shares of our Common Stock are not registered under the securities laws of any state or other jurisdiction, and accordingly there is no public trading market for the Common Stock.  Further, no public trading market is expected to develop in the foreseeable future unless and until the Company completes a business combination with an operating business and the Company thereafter files a registration statement under the Securities Act of 1933, as amended (the “Securities Act”).  Therefore, outstanding shares of Common Stock cannot be offered, sold, pledged or otherwise transferred unless subsequently registered pursuant to, or exempt from registration under, the Securities Act and any other applicable federal or state securities laws or regulations.  Shares of Common Stock cannot be sold under the exemption from registration provided by Section 4(1) of the Securities Act in accordance with the letter from Richard K. Wulff, Chief of the Office of Small Business Policy of the Securities and Exchange Commission’s Division of Corporation Finance, to Ken Worm of NASD Regulation, dated January 21, 2000 (the “Wulff Letter”).  The Wulff Letter provides that certain private transfers of the shares of common stock may be prohibited without registration under federal securities laws.  Further, stockholders may rely on the exemption from registration provided by Rule 144 of the Securities Act (“Rule 144”), subject to certain restrictions, starting one year after (i) the completion of a business combination with a private company in a reverse merger or reverse takeover transaction after which the company would cease to be a “shell company” (as defined in Rule 12b-2 under the Exchange Act) and (ii) the disclosure of certain information on a Current Report on Form 8-K within four business days thereafter and only if the Company has been current in all of its periodic SEC filings for the 12 months preceding the contemplated sale of stock.

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

Since shares of our Common Stock issued prior to a business combination or reverse merger cannot currently, nor will they for a considerable period of time after we complete a business combination, be available to be offered, sold, pledged or otherwise transferred without being registered pursuant to the Securities Act, we will likely file a resale registration statement on Form S-1, or some other available form, to register for resale such shares of Common Stock. We cannot control this future registration process in all respects as some matters are outside our control. Even if we are successful in causing the effectiveness of the resale registration statement, there can be no assurances that the occurrence of subsequent events may not preclude our ability to maintain the effectiveness of the registration statement. Any of the foregoing items could have adverse effects on the liquidity of our shares of Common Stock.

In addition, the SEC has recently disclosed that it has developed internal informal guidelines concerning the use of a resale registration statement to register the securities issued to certain investors in private investment in public equity (PIPE) transactions, where the issuer has a market capitalization of less than $75 million and, in general, does not qualify to file a Registration Statement on Form S-3 to register its securities if the issuer’s securities are listed on the Over-the-Counter Bulletin Board or on the Pink Sheets. The SEC has taken the position that these smaller issuers may not be able to rely on Rule 415 under the Securities Act (“Rule 415”), which generally permits the offer and sale of securities on a continued or delayed basis over a period of time, but instead would require that the issuer offer and sell such securities in a direct or "primary" public offering, at a fixed price, if the facts and circumstances are such that the SEC believes the investors seeking to have their shares registered are underwriters and/or affiliates of the issuer. It appears that the SEC in most cases will permit a registration for resale of up to one third of the total number of shares of common stock then currently owned by persons who are not affiliates of such issuer and, in some cases, a larger percentage depending on the facts and circumstances. Staff members also have indicated that an issuer in most cases will have to wait until the later of six months after effectiveness of the first registration or such time as substantially all securities registered in the first registration are sold before filing a subsequent registration on behalf of the same investors. Since, following a reverse merger or business combination, we may have little or no tradable shares of Common Stock, it is unclear as to how many, if any, shares of Common Stock the SEC will permit us to register for resale, but SEC staff members have indicated a willingness to consider a higher percentage in connection with registrations following reverse mergers with shell companies such as the Company. The SEC may require as a condition to the declaration of effectiveness of a resale registration statement that we reduce or “cut back” the number of shares of common stock to be registered in such registration statement. The result of the foregoing is that a stockholder’s liquidity in Common Stock may be adversely affected in the event the SEC requires a cut back of the securities as a condition to allow the Company to rely on Rule 415 with respect to a resale registration statement, or, if the SEC requires us to file a primary registration statement.

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

Our Certificate of Incorporation authorizes the issuance of a maximum of 75,000,000 shares of Common Stock and a maximum of 10,000,000 shares of preferred stock, par value $.001 per share (the “Preferred Stock”). Any merger or acquisition effected by us may result in the issuance of additional securities without stockholder approval and the substantial dilution in the percentage of Common Stock held by our then existing stockholders. Moreover, the Common Stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm’s-length basis by our management, resulting in an additional reduction in the percentage of Common Stock held by our current stockholders. Our Board of Directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of Common Stock or Preferred Stock are issued in connection with a business combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of Common Stock might be materially and adversely affected.

Our stockholders may engage in a transaction to cause the Company to repurchase their shares of Common Stock.

In order to provide an interest in the Company to third parties, our controlling stockholders may choose to cause the Company to sell Company securities to third parties, with the proceeds of such sale(s) being utilized by the Company to repurchase their shares of Common Stock. As a result of such transaction(s), our management, controlling stockholders and Board of Directors may change.

Our Board of Directors has the power to issue shares of Preferred Stock with certain rights without stockholder approval.

Our Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of Preferred Stock with designations, rights and preferences determined from time to time by its Board of Directors. Accordingly, our Board of Directors is empowered, without stockholder approval, to issue shares of Preferred Stock with dividend, liquidation, conversion, voting, or other rights which could adversely affect the voting power or other rights of the holders of the Common Stock. In the event of issuance, the Preferred Stock could be utilized, under certain circumstances, as a method of discouraging, delaying or preventing a change in control of the Company. Although we have no present intention to issue any shares of our authorized Preferred Stock, there can be no assurance that we will not do so in the future.

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

Item 3. Legal Proceedings.

Presently, there are not any material pending legal proceedings to which the Company is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 75,000,000 shares of Common Stock. Our Common Stock is not listed on a publicly-traded market. As of June 26, 2008, there were 31 holders of record of our Common Stock.

Preferred Stock

Our Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of Preferred Stock. The Company has not yet issued any of the Preferred Stock.

Dividend Policy

The Company has not declared or paid any cash dividends on Common Stock and does not intend to declare or pay any cash dividend in the foreseeable future. The payment of dividends, if any, is within the discretion of the Board of Directors and will depend on the Company’s earnings, if any, its capital requirements and financial condition and such other factors as the Board of Directors may consider.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

The Company did not sell any equity securities that were not registered under the Securities Act during the fiscal quarter ended March 31, 2008.

On December 26, 2007, the Company sold 1,000,000 shares of Common Stock for aggregate proceeds equal to $30,000 in a private placement offering to accredited investors (the “Offering”). The Company sold these shares of Common Stock under the exemption from registration provided by Section 4(2) of the Securities Act and Regulation D promulgated thereunder.

On July 22, 2005, the Company sold 1,000,000 shares of Common Stock to Deborah A. Salerno, our sole officer and director, for an aggregate purchase price equal to $12,500. On December 10, 2006 and December 27, 2006, the Company sold 1,000,000 shares of Common Stock to each of two accredited investors for an aggregate purchase price equal to $25,000. The Company sold these shares of Common Stock under the exemption from registration provided by Section 4(2) of the Securities Act.

Registration Rights

In connection with the Offering, the Company granted certain demand and piggyback registration rights to the investors in the Offering (the “Investors”) pursuant to the terms and conditions contained in that certain registration rights agreement (the “Registration Rights Agreement”). The following description of the Registration Rights Agreement is a summary and is qualified in its entirety by the provisions of the Registration Rights Agreement, a form of which is attached hereto as Exhibit 4.1.

Pursuant to the Registration Rights Agreement, commencing on the date that is thirty days after the date the Company completes a business combination with a private company in a reverse merger or reverse take-over transaction, Investors shall each have a separate one-time right to request the Company to register for resale the shares of the Common Stock held by such persons. The Company is required to cause the registration statement filed as a result of such requests to be declared effective under the Securities Act as promptly as possible after filing and must keep the registration statement continuously effective under the Securities Act until the earlier of (i) two years after its effective date, (ii) such time as all of the shares of Common Stock covered by such registration statement have been publicly sold by the Investors, or (iii) such time as all of the shares of Common Stock covered by such registration statement may be sold by the Investors pursuant to Rule 144(k).

Additionally, the Registration Rights Agreement provides the Investors with “piggyback” registration rights such that at any time there is not an effective registration statement covering the shares of Common Stock, and the Company files a registration statement relating to an offering for its own account or the account of others under the Securities Act of any of its equity securities, other than on Form S-4 or Form S-8 (each as promulgated under the Securities Act) or their then equivalents relating to equity securities to be issued solely in connection with any acquisition of any entity or business or equity securities issuable in connection with stock option or other employee benefit plans, then the Company is required to send written notice to the Investors of such intended filings at least twenty (20) days prior thereto and is required to automatically include in such registration statement all shares of Common Stock held by the Investors for resale and offer on a continuous basis pursuant to Rule 415; provided, however, that (i) if, at any time after giving written notice of its intention to register any securities and prior to the effective date of the registration statement filed in connection with such registration, the Company determines for any reason not to proceed with such registration, the Company will be relieved of its obligation to register any shares of Common Stock in connection with such registration, (ii) in case of a determination by the Company to delay registration of its securities, the Company will be permitted to delay the registration of shares of Common Stock for the same period as the delay in registering such other securities, (iii) each Investor is subject to confidentiality obligations with respect to any information gained in this process or any other material non-public information he, she or it obtains, (iv) each Investor is subject to all applicable laws relating to insider trading or similar restrictions; and (v) if all of the shares of Common Stock of the Investors cannot be so included due to certain comments from the SEC, then the Company may reduce the number of each stockholders’ shares of Common Stock covered by such registration statement to the maximum number which would enable the Company to conduct such offering in accordance with the provisions of Rule 415.

In the event all of the shares of Common Stock of the Investors cannot be included in a Registration Statement due to certain comments from the SEC or underwriter cutbacks, then the Company, unless otherwise prohibited by the SEC, shall cause the shares of Common Stock of the Investor to be included in such registration statement to be reduced pro rata based on the number of shares of Common Stock held by all holders of registration rights.

The Registration Rights Agreement provides for cash to be paid to the Investors are partial liquidated damages in the event the Company does not file a registration statement pursuant to the terms set forth therein or fails to act in certain other respects prescribed in the Registration Rights Agreement. Additionally, if within 12 months after the closing of a reverse merger, registration statements covering all of the shares of Common Stock are not effective, the Investor will have the option, at any time thereafter, to require the Company to repurchase all of the Investor’s shares of Common Stock.

The registration rights granted to Investors shall terminate on the earliest date when all shares of Common Stock of the Investors either: (i) have been publicly sold by the Investors pursuant to a registration statement, (ii) have been covered by an effective registration statement which has been effective for an aggregate period of twelve months (whether or not consecutive), or (iii) may be sold by the Investors pursuant to Rule 144(k).

Item 6. Management’s Discussion and Analysis or Plan of Operation.

 Plan of Operation

The Company has not realized any revenues from operations since inception, and its plan of operation for the next twelve months is to locate a suitable acquisition or merger candidate and consummate a business combination. The Company may need additional cash advances from its stockholders or loans from other parties to pay for operating expenses until the Company consummates a merger or business combination with a privately-held operating company. Although it is currently anticipated that the Company can satisfy its cash requirements with additional cash advances or loans from other parties, if needed, for at least the next twelve months, the Company can provide no assurance that it can continue to satisfy its cash requirements for such period.

Since our formation on July 22, 2005, our purpose has been to effect a business combination with an operating business which we believe has significant growth potential. We are currently considered to be a “blank check” company in as much as we have no specific business plans, no operations, revenues or employees. We currently have no definitive agreements or understanding with any prospective business combination candidates and have not targeted any business for investigation and evaluation nor are there any assurances that we will find a suitable business with which to combine. The implementation of our business objectives is wholly contingent upon a business combination and/or the successful sale of securities in the company.

As a result of our limited resources, we expect to effect only a single business combination. Accordingly, the prospects for our success will be entirely dependent upon the future performance of a single business. Unlike certain entities that have the resources to consummate several business combinations or entities operating in multiple industries or multiple segments of a single industry, we will not have the resources to diversify our operations or benefit from the possible spreading of risks or offsetting of losses. A target business may be dependent upon the development or market acceptance of a single or limited number of products, processes or services, in which case there will be an even higher risk that the target business will not prove to be commercially viable.

Our sole officer and director is only required to devote a very limited portion of her time to our affairs on a part-time or as-needed basis. We expect to use outside consultants, advisors, attorneys and accountants as necessary, none of which will be hired on a retainer basis. We do not anticipate hiring any full-time employees so long as we are seeking and evaluating business opportunities.

We expect our present management to play no managerial role in the Company following a merger or business combination. Although we intend to scrutinize closely the management of a prospective target business in connection with our evaluation of a business combination with a target business, our assessment of management may be incorrect. We cannot assure you that we will find a suitable business with which to combine.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate a suitable acquisition or merger transaction. No revenue has been generated by the Company from operations during such period, and it is unlikely the Company will have any revenue from operations unless it is able to effect an acquisition of or merger with another operating company, of which there can be no assurance.

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

CHATSWORTH ACQUISITIONS I, INC.
(A Development Stage Company)

- TABLE OF CONTENTS -

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors
Chatsworth Acquisitions I, Inc.
New York, NY

We have audited the accompanying balance sheet of Chatsworth Acquisitions I, Inc. (the “Company”) (a development stage company) as of March 31, 2008, and the related statements of operations, stockholders’ equity, and cash flows for the years ended March 31, 2008 and 2007, and the period from inception (July 22, 2005) to March 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chatsworth Acquisitions I, Inc. as of March 31, 2008, and the results of its operations and cash flows for the years ended March 31, 2008 and 2007, and for the period from inception (July 22, 2005) to March 31, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has incurred operating losses since its inception. These conditions raise substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Denver, Colorado
June 13, 2008

/s/ Comiskey & Company

PROFESSIONAL CORPORATION

Chatsworth Acquisitions I, Inc.
(A Development Stage Company)
BALANCE SHEET
March 31, 2008

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$8,217
Total current assets	8,217

TOTAL ASSETS	$8,217

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$4
Total current liabilities	4

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	-
Common stock, $0.001 par value; 75,000,000 shares authorized; 4,000,000 shares issued and outstanding	4,000
Additional paid-in capital	65,500
Deficit accumulated during the development stage	(61,287)

Total stockholders' equity	8,213

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,217

The accompanying notes are an integral part of the financial statements.

Chatsworth Acquisitions I, Inc.
(A Development Stage Company)
STATEMENTS OF OPERATIONS

			For the period
			from inception
	For the year	For the year	(July 22, 2005)
	ended March 31,	ended March 31,	to March 31,
	2008	2007	2008

REVENUES	$82	$-	$82

EXPENSES
Selling, general and administrative	32,234	16,635	61,369

NET LOSS	$(32,152)	$(16,635)	$(61,287)

NET LOSS PER SHARE	$(0.01)	$(0.01)	$(0.03)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	3,262,295	1,563,187	2,050,865

The accompanying notes are an integral part of the financial statements.

Chatsworth Acquisitions I, Inc.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY
For the period from inception (July 22, 2005) to March 31, 2008

				Deficit
				accumulated
	Common stock		Additional	during the	Total
	Number of		paid-in	development	stockholders’
	shares	Amount	capital	stage	equity

Common stock issued for cash, July 22, 2005 at $0.0125 per share	1,000,000	$1,000	$11,500	$-	$12,500

Shareholder contributions July 22, 2005	-	-	2,000	-	2,000

Net loss for the period ended March 31, 2006	-	-	-	(12,500)	(12,500)

Balance, March 31, 2006	1,000,000	1,000	13,500	(12,500)	2,000

Common stock issued for cash, December 10, 2006 at $0.0125 per share	1,000,000	1,000	11,500	-	12,500

Common stock issued for cash, December 27, 2006 at $0.0125 per share	1,000,000	1,000	11,500	-	12,500

Net loss for the year ended March 31, 2007	-	-	-	(16,635)	(16,635)

Balance, March 31, 2007	3,000,000	3,000	36,500	(29,135)	10,365

Common stock issued for cash, December 26, 2007 at $0.03 per share	1,000,000	1,000	29,000	-	30,000

Net loss for the year ended March 31, 2008	-	-	-	(32,152)	(32,152)

Balance, March 31, 2008	4,000,000	$4,000	$65,500	$(61,287)	$8,213

The accompanying notes are an integral part of the financial statements.

Chatsworth Acquisitions I, Inc.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			For the period
			from inception
	For the year	For the year	(July 22, 2005)
	ended March 31,	ended March 31,	to March 31,
	2008	2007	2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(32,152)	$(16,635)	$(61,287)
Adjustments to reconcile net loss to net cash flows from operating activities:
Increase (decrease) in accounts payable	(601)	605	4
Net cash flows from operating activities	(32,753)	(16,030)	(61,283)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Shareholder contributions	-	-	2,000
Due to shareholder	(1,665)	1,665	-
Issuance of common stock	30,000	25,000	67,500
Net cash flows from financing activities	28,335	26,665	69,500

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(4,418)	10,635	8,217

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	12,635	2,000	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,217	$12,635	$8,217

The accompanying notes are an integral part of the financial statements.

Chatsworth Acquisitions I, Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2008 and 2007

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

Consideration of Other Comprehensive Income Items
SFAS 130 — Reporting Comprehensive Income, requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic financial statements. For the years ended March 31, 2008 and 2007, the Company’s financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

Stock Basis
Shares of common stock issued for other than cash have been assigned amounts equivalent to the fair value of the service or assets received in exchange.

Chatsworth Acquisitions I, Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2008 and 2007

1. Summary of Significant Accounting Policies (continued)

Recent Pronouncements
In December 2007, the Financial Accounting Standards Board (“FASB”) revised Statement of Financial Accounting Standards (“SFAS”) No. 141, “Business Combinations”. This Statement requires an acquirer to measure the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in the acquire at their fair values on the acquisition date, with goodwill being the excess value over the net identifiable assets acquired. SFAS No. 141(R) is effective as of the beginning of the Company’s first fiscal year beginning on or after December 15, 2008. The Company does not expect application of SFAS No. 141 (R) to have a material effect on its financial statements.

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51”. This Statement clarifies that a noncontrolling interest in a subsidiary should be reported as equity in consolidated financial statements. The calculation of earnings per share will continue to be based on income amounts attributable to the parent. SFAS No. 160 is effective as of the beginning of the Company’s first fiscal yea that begins on or after December 15, 2008. The Company does not expect application of SFAS No. 160 to have a material effect on its financial statements.

In February of 2007, the FASB issued SFAS no. 159, “The Fair Value Option for Financial Assets and Financial Liabilities—including an amendment of FASB Statement No. 115”. SFAS 159 permits entities to choose to measure many financial instruments and certain other items at fair value. The objective is to improve financial reporting by providing entities with the opportunity to mitigate volatility in reported earnings caused by measuring related assets and liabilities differently without having to apply complex hedge accounting provisions. The fair value option established by this Statement permits all entities to choose to measure eligible items at fair value at specified election dates. A business entity shall report unrealized gains and losses on items for which the fair value option has been elected in earnings (or another performance indicator if the business entity does not report earnings) at each subsequent reporting date. This requirement is effective for the fiscal year ended March 31, 2009. The Company is currently reviewing this pronouncement, but believes it will not have a material impact on the financial statements.

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurement”, effective for the Company’s fiscal year beginning April 1, 2008. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement does not require any new fair value measurements, but simplifies and codifies related guidance within GAAP. This Statement applies under other accounting pronouncements that require or permit fair value measurements. The Company is currently reviewing this pronouncement, but believes it will not have a material impact on the financial statements.

In June 2006, the FASB issued FIN No. 48, “Accounting for Uncertainty in Income Taxes — an Interpretation of FASB Statement No. 109” (“FIN 48”). FIN 48 clarifies the accounting for uncertainty in income taxes recognized in an entity’s financial statements in accordance with SFAS 109. FIN 48 prescribes that a company should use a more likely-than-not recognition threshold based on the technical merits of the tax position taken. Tax positions that meet the more-likely-than-not threshold should be measured in order to determine the tax benefit to be recognized in the financial statements. FIN 48 was effective for the fiscal year beginning April 1, 2007. The Company has reviewed FIN 48 and believes it has no uncertainties with regard to its tax positions. Should uncertainties arise, the Company shall adopt a tax position that is more likely-than-not that the tax position will be sustained upon examination.

Chatsworth Acquisitions I, Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2008 and 2007

1. Summary of Significant Accounting Policies (continued)

Going Concern
Since its inception, the Company has incurred a net loss of $61,287. Since inception the Company has been dependent upon receipt of capital investment or other financing to fund its continuing activities. The Company has not identified any business combination and therefore, ascertain with any degree of certainty the capital requirements for any particular transaction. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. These factors indicate substantial doubt that the Company will be able to continue as a going concern. The accompanying financial statements have been presented on the basis of the continuation of the Company as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

2. Stockholders’ Equity
As of March 31, 2008, 75,000,000 shares of the Company’s $0.001 par value common stock had been authorized. Of the total shares authorized for issuance 3,000,000 were issued for cash of $0.0125 per share for a total of $37,500 and 1,000,000 shares were issued for cash of $0.03 per share for a total of $30,000.

3. Related Party Transactions
As of the date hereof, one shareholder is acting as officer of the Company, and is the owner of 1,125,000 shares of its issued and outstanding common stock, constituting 28.125% of the Company’s issued and outstanding common stock.

During the year ended March 31, 2008, the Company reimbursed advances from this same shareholder in the amount of $1,665. Advances from this shareholder were previously used to assist in cash flow to fund operating expenses.

4. Income Taxes
The Company has Federal net operating loss carryforwards of approximately $55,454 expiring 2027. Deductible temporary differences of $5,833 comprise startup costs amortized over 60 months for tax and deducted currently for financial statement purposes. The tax benefit of these net operating losses and temporary differences is approximately $1,875 and has been offset by a full allowance for realization. The net operating loss carryforward may be limited upon consummation of a business combination under IRC Section 381.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 8A. Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of March 31, 2008, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Internal Control over Financial Reporting

Management’s Annual Report on Internal Control over Financial Reporting

Our management is also responsible for establishing and maintaining adequate internal control over financial reporting for the Company.  As defined by the SEC, internal control over financial reporting is a process designed by, or under the supervision of our principal executive officer and principal financial officer and effected by our Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of the financial statements in accordance with U.S. generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect our transactions and dispositions of our assets; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of the financial statements in accordance with U.S. generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of our management and directors; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In connection with the preparation of our annual financial statements, management has undertaken an assessment of the effectiveness of our internal control over financial reporting as of March 31, 2008, based on criteria established in Internal Control - Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, or the COSO Framework. Management’s assessment included an evaluation of the design of our internal control over financial reporting and testing of the operational effectiveness of those controls.

Based on this evaluation, management has concluded that our internal control over financial reporting was effective as of March 31, 2008.  However, our principal executive officer and principal financial officer also concluded that we have material weaknesses in our internal control over financial reporting because we do not have an independent board of directors or audit committee or adequate segregation of duties. We have no independent body to oversee our internal control over financial reporting. The lack of segregation of duties is due to the limited nature and resources of the Company.  We plan to rectify these deficiencies upon consummation of a business combination with an operating company that has an independent board of directors in place and the resources to eliminate the lack of segregation of duties.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the SEC that permit the Company to provide only management’s report in this Annual Report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended March 31, 2008 that have materially affected or are reasonably likely to materially affect our internal controls.

Item 8B. Other Information.

None.

PART III

Item 9. Directors and Executive Officers of the Company.

(a) Identification of Directors and Executive Officers. The following table sets forth certain information regarding the Company’s directors and executive officers for the fiscal year ended March 31, 2008:

Name	Age	Position	Term

Deborah A. Salerno	54	President, Secretary, Treasurer and Director	July 22, 2005 thru Present

Deborah A. Salerno, President, Secretary, Treasurer and Director. Deborah A. Salerno is a Managing Member of DAS Consulting, LLC, a private company located in New York City that provides financial consulting services to corporations. She has been a Managing Member of DAS Consulting, LLC since 1985. She also acts as General Partner of Horizon Capital Fund LP, a hedge fund whose primary business is investing in PIPE transactions. From 1986 through 1987, Ms. Salerno was Vice President of Wellshire Securities, Inc. From 1985 through 1986, Ms. Salerno was employed as a manger at Yves Hentic & Company, Inc. From 1978 through 1985, Ms. Salerno was involved with the risk arbitrage market and was Vice-President of Bodkin Securities from 1980 through 1985 and Assistant Options P&S Manager for Ivan Boesky, from 1978 through 1980. Ms. Salerno graduated from the Lubin School of Business, Pace University and received graduate credits in business, finance, and management from the Freeman School of Business, Tulane University. Ms. Salerno also serves as the President, Secretary, Treasurer and sole director of Chatsworth Acquisitions II, Inc. and Chatsworth Acquisitions III, Inc., both of which are blank check, non-trading, publicly-reporting shell companies. Ms. Salerno is the Secretary and Treasurer of Franklyn Resources I, Inc. and Franklyn Resources II, Inc., both of which are blank check, non-trading, publicly-reporting shell companies, incorporated on March 2, 1999.

The Company’s officers and directors are elected annually for a one year term or until their respective successors are duly elected and qualified or until their earlier resignation or removal.

(b) Significant Employees.

As of the date hereof, the Company has no significant employees.

(c) Family Relationships.

None.

(d) Involvement in Certain Legal Proceedings.

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of Company during the past five years.

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

Based solely on the Company’s review of the copies of the forms received by it during the fiscal year ended March 31, 2008 and written representations that no other reports were required, the Company believes that the following persons who, at any time during such fiscal year, was a director, officer or beneficial owner of more than 10% of Common Stock failed to comply with all Section 16(a) filing requirements during such fiscal year:

Name	Number of Late Reports	Number of Transactions Not Reported on a Timely Basis

Deborah A. Salerno	1	1
John P. O’Shea	1	1

Code of Ethics

Due to the limited scope of our current operations, the Company has not yet adopted a Code of Business Conduct and Ethics that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions. However, upon the completion of a reverse merger transaction or business combination with an operating company, we intend to adopt a formal Code of Ethics.

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

Item 10. Executive Compensation.

The following table sets forth the cash compensation paid by the Company to its President for services rendered during the fiscal years ended March 31, 2008 and 2007:

Name and Position	Year	Total Compensation

Deborah A. Salerno, President, Secretary, Treasurer and Director	2008	None
	2007	None

Director Compensation

We do not currently pay any cash fees to our sole officer and director, nor do we pay her expenses in attending board meetings.

Employment Agreements

The Company is not a party to any employment agreements.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

The following tables set forth certain information as of June 26, 2008, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group.

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class

Deborah A. Salerno (1) c/o DAS Consulting LLC 56 Pine Street, #11F New York, NY 10005	1,125,000	28.13%

John P. O’Shea 100 Wall Street, 7th Floor New York, NY 10005	1,125,000	28.13%

Frank L. Kramer P.O. Box 461029 Glendale, CO 80246	1,000,000	25%

All Directors and Officers as a Group (1 individual)	1,125,000	28.13%

(1)	Ms. Salerno is the President, Secretary, Treasurer and sole director of the Company.

Item 12. Certain Relationships and Related Transactions.

Except as otherwise indicated herein, there have been no related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 of Regulation S-B.

Item 13. Exhibits.

Index to Exhibits

Exhibit	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on July 22, 2005.

*3.2	By-laws.

4.1	Form of Registration Rights Agreement, dated December 26, 2007.

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-KSB for the year ended March 31, 2008.

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed as an exhibit to the Company's Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on August 14, 2006, and incorporated herein by this reference.

Item 14. Principal Accountant Fees and Services.

Comiskey & Company, P.C. (“Comiskey”) is the Company’s independent registered public accounting firm.

Audit Fees

The aggregate fees billed by Comiskey for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-QSB or services that are normally provided in connection with statutory and regulatory filings were $6,075 for the fiscal year ended March 31, 2008 and $3,651 for the fiscal year ended March 31, 2007.

Audit-Related Fees

There were no fees billed by Comiskey for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal years ended March 31, 2008 and 2007.

Tax Fees

There were no fees billed by Comiskey for professional services for tax compliance, tax advice, and tax planning for the fiscal years ended March 31, 2008 and 2007.

All Other Fees

There were no fees billed by Comiskey for other products and services for the fiscal years ended March 31, 2008 and 2007.

Audit Committee’s Pre-Approval Process

The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by all the members of the Board of Directors.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

CHATSWORTH ACQUISITIONS I, INC.

Dated: June 26, 2008	By: /s/	Deborah A. Salerno
Deborah A. Salerno
President, Secretary, Treasurer and Director