Form 10-Q
period 2008-06-30
CHATSWORTH ACQUISITIONS I INC
filed 2008-08-13
CIK 1372605

FORM 10-Q

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 000-52179

Chatsworth Acquisitions I, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-3654141
(State or other jurisdiction	(I.R.S. Employer Identification Number)
of incorporation or organization)

c/o DAS Consulting LLC, 56 Pine Street, #11F, New York, NY 10005
(Address of principal executive offices)

(212) 750-3355
(Registrant’s telephone number, including area code)

No change
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):
Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒.
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☒ No ☐.

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☐.

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 4,000,000 shares of common stock, par value $.001 per share, outstanding as of August 13, 2008.

CHATSWORTH ACQUISITIONS I, INC.

- INDEX -

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements.

Chatsworth Acquisitions I, Inc.
(A Development Stage Company)
BALANCE SHEET
June 30, 2008

	JUN 30,	MAR 31,
	2008	2008
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$8,130	$8,217
Total current assets	8,130	8,217

TOTAL ASSETS	$8,130	$8,217

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$3,231	$4
Total current liabilities	3,231	4

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.001 par value; 75,000,000shares authorized; 4,000,000 shares issued and outstanding	4,000	4,000
Additional paid-in capital	65,500	65,500
Deficit accumulated during the development stage	(64,601)	(61,287)

Total stockholders' equity	4,899	8,213

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$8,130	$8,217

The accompanying notes are an integral part of the financial statements.

Chatsworth Acquisitions I, Inc.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
For the period from inception (July 22, 2005) to June 30, 2008

			For the period
	For the three	For the three	from inception
	months ended	months ended	(July 22, 2005)
	June 30, 2008	June 30, 2007	to June 30, 2008

REVENUES	$-	$-	$82

EXPENSES
Selling, general and administrative	3,314	2,985	64,683

NET LOSS	$(3,314)	$(2,985)	$(64,601)

NET LOSS PER SHARE	$(0.00)	$(0.00)	$(0.03)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	4,000,000	3,000,000	2,216,015

The accompanying notes are an integral part of the financial statements.

Chatsworth Acquisitions I, Inc.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS

			For the period
	For the three	For the three	from inception
	months ended	months ended	(July 22, 2005)
	June 30, 2008	June 30, 2007	to June 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(3,314)	(2,985)	$(64,601)
Adjustments to reconcile net loss to net cash flows from operating activities:
Increase (decrease) in accounts payable	3,227	2,985	3,231
Net cash flows from operating activities	(87)	-	(61,370)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Shareholder contributions	-	-	2,000
Issuance of common stock	-	-	67,500
Net cash flows from financing activities	-	-	69,500

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(87)	-	8,130

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	8,217	12,635	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$8,130	$12,635	$8,130

The accompanying notes are an integral part of the financial statements.

Chatsworth Acquisitions I, Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2008

1. Management’s Representation of Interim Financial Information

The accompanying financial statements have been prepared by Chatsworth Acquisitions I, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at March 31, 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

Forward Looking Statement Notice

Certain statements made in this Quarterly Report on Form 10-Q are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) in regard to the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Chatsworth Acquisitions I, Inc. (“we”, “us”, “our” or the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

Description of Business

The Company was incorporated in the State of Delaware on July 22, 2005 and maintains its principal executive office at c/o DAS Consulting LLC, 56 Pine Street, #11F, New York, NY 10005. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination through the acquisition of, or merger with, an operating business. The Company filed a Registration Statement on Form 10-SB with the U.S. Securities and Exchange Commission (the “SEC”) on August 14, 2006, and since its effectiveness, the Company has focused its efforts to identify a possible business combination.

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

The Company currently does not engage in any business activities that provide cash flow. During the next twelve months we anticipate incurring costs related to:

(i) filing Exchange Act reports, and
(ii) investigating, analyzing and consummating an acquisition.

We believe we will be able to meet these costs through use of funds in our treasury, through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors.

The Company may consider acquiring a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

Since our Registration Statement on Form 10-SB went effective, our management has had contact and discussions with representatives of other entities regarding a business combination with us. Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

The Company anticipates that the selection of a business combination will be complex and extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking even the limited additional capital which we will have and/or the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

Liquidity and Capital Resources

As of June 30, 2008, the Company had assets equal to $8,130 comprised exclusively of cash and cash equivalents. This compares with assets of $8,217, comprised exclusively of cash and cash equivalents, as of March 31, 2008. The Company’s current liabilities as of June 30, 2008 totaled $3,231, comprised exclusively of accounts payable. This compares to the Company’s current liabilities as of March 31, 2008 of $4, comprised exclusively of accounts payable. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company’s cash flows from operating, investing, and financing activities for the three months ended June 30, 2008 and June 30, 2007 and for the period from inception (July 22, 2005) to June 30, 2008:

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	For the Period from Inception (July 22, 2005) to June 30, 2008
Net cash flows from operating activities	$(87)	$0	$(61,370)
Net cash flows from investing activities	$0	$0	$0
Net cash flows from financing activities	$0	$0	$69,500
Net effect on cash and cash equivalents	$(87)	$0	$8,130

The Company has nominal assets and has generated no revenues since inception. The Company is also dependent upon the receipt of capital investment or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from operations from inception (July 22, 2005) to June 30, 2008. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ended June 30, 2008, the Company had a net loss of $3,314, consisting of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Annual Report on Form 10-KSB for the year ended March 31, 2008 in June of 2008. This compares with a net loss of $2,985 for the three months ended June 30, 2007, consisting of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s Annual Report on Form 10-KSB for the year ended March 31, 2007 in June of 2007.

For the cumulative period from inception (July 22, 2005) to June 30, 2008, the Company had a net loss of $64,601, consisting of legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company, the filing of the Company’s Registration Statement on Form 10-SB in August of 2006, the filing of the Company’s Quarterly Reports on Form 10-QSB and the filing of the Company’s Annual Reports on Form 10-KSB.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4T. Controls and Procedures.

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

As of June 30, 2008, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2008 that have materially affected or are reasonably likely to materially affect our internal controls.

PART II — OTHER INFORMATION

Item 1. Legal Proceedings.

To the best knowledge of our sole officer and director, the Company is not a party to any legal proceeding or litigation.

Item 1A. Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information.

None.

Item 6. Exhibits.

(a) Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

*3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on July 22, 2005.

*3.2	By-Laws.

31.1
Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2008.

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed as an exhibit to the Company’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on August 14, 2006 and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: August 13, 2008	CHATSWORTH ACQUISITIONS I, INC.

	By:	/s/ Deborah Salerno
Deborah Salerno
President, Secretary, Treasurer and Director