Form 10-Q
period 2008-09-30
CHATSWORTH ACQUISITIONS I INC
filed 2008-11-13
CIK 1372605

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

(Mark One)

[X] QUARTERLY REPORT PURUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2008

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

                         Commission file number 000-52179

                          CHATSWORTH ACQUISITIONS I, INC.
        (Exact name of small business issuer as specified in its charter)

           Delaware                                       20-3654141
(State or Other Jurisdiction of                (IRS Employer Identification No.)
Incorporation or Organization)

                               56 Pine Street, #11F
                               New York, NY  10005
                     (Address of Principal Executive Office)

                                 (212) 750-3355
                           (Issuer's Telephone Number)
--------------------------------------------------------------------------------


Indicate by check mark whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

         Large accelerated filer [ ]       Accelerated filer  [ ]
         Non-accelerated filer   [ ]       Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [X] No [ ]

As of September 30, 2008, a total of 4,000,000 shares of Common Stock, par value $.001 per share, were issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS

                         Chatsworth Acquisitions I, Inc.
                          (A Development Stage Company)
                                 BALANCE SHEET


                                                  September 30,    March 31,
                                                      2008          2008
                                                   -----------   -----------
                                                   (Unaudited)
ASSETS

Current Assets:

     Cash and Equivalents                            $ 3,228       $  8,217
                                                     --------      --------
     TOTAL CURRENT ASSETS                              3,228          8,217
                                                     ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

     Accounts Payable                                     850             4
                                                     --------      --------
     TOTAL CURRENT LIABILITIES                            850             4

Stockholders' Equity

    Preferred Stock, $0.001 par value;10,000,000            -             -
       Shares authorized; 0 shares issued and
       outstanding

    Common Stock, $0.001 par value; 75,000,000
       Shares authorized; 4,000,000 shares
       issued and outstanding                           4,000         4,000
    Additional Paid-In Capital                         65,500        65,500
    Accumulated Deficit                              ( 67,122)     ( 61,287)
                                                     --------      --------
       TOTAL STOCKHOLDERS' EQUITY                       2,378         8,213
                                                     --------      --------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $  3,228     $   8,217
                                                     ========      ========


   The accompanying notes are an integral part of the financial statements.

                           Chatsworth Acquisition I, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
          for the period from inception (July 22, 2005) to September 30,2008
                                  (UNAUDITED)


                                                                              For the period
			                For the three         For the six     from inception
                                        months ended         months ended     (July 22, 2005)
                                        September 30,        September 30,    to September 30,

                                       2008      2007       2008       2007        2008
                                       ----      ----       ----       ----        ----


REVENUES:                         $       -  $       -  $       -  $       -    $       -

                                  ---------  ---------  ---------  ---------    ---------

EXPENSES:

  Selling, general &
     Administrative                   2,521      6,335      5,835      9,320       67,122
                                  ---------  ---------  ---------  ---------    ---------

NET LOSS  ......................  $  (2,521) $  (6,335) $  (5,835) $  (9,320)   $ (67,122)
                                  ---------  ---------  ---------  ---------    ---------

NET LOSS PER SHARE  ............  $   (0.00) $   (0.00) $   (0.00) $   (0.00)   $  (0.03)
                                  =========  =========  =========  =========    =========

WEIGHTED NUMBER OF
    SHARES OUTSTANDING .......... 4,000,000  3,000,000   4,000,000 3,000,000    2,356,775
                                  =========  =========  =========  =========    =========

      The accompanying notes are an integral part of the financial statements.

                           Chatsworth Acquisition I, Inc.
                           (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                 (unaudited)

                                                                      For the period
                                         For the six    For the six    from inception
                                        months ended    months ended   (July 22, 2005)
                                        September 30,   September 30,  to September 30,
                                             2008           2007            2008
                                          ----------     ----------     -----------


CASH FLOWS FROM OPERATING ACTIVITIES

  Net Loss                                $ (  5,835)   $   (9,320)     $   (67,122)

  Adjustments to Reconcile net loss to
  net cash used by operating activities:

   Increase in due from affiliate                 -         (5,000)              -
   Increase in accounts payable                  846           730             850
                                           ----------     ----------      ----------

   Net cash flows from operating activities  (  4,989)      (13,590)        (66,272)


CASH FLOWS FROM INVESTING ACTIVITIES                -             -               -

CASH FLOWS FROM FINANCING ACTIVITIES
   Due to Shareholder                               -         1,720               -
   Issuance of common stock                         -             -          69,500
                                           ----------     ----------      ----------
   Net cash flows from financing activities         -         1,720          69,500
                                           ----------     ----------      ----------

NET INCREASE (DECREASE) IN CASH
      AND CASH EQUIVALENTS                     (4,989)      (11,870)          3,228

CASH AND CASH EQUIVALENTS,
     BEGINNING OF PERIOD                        8,217       12,635               -
                                           ----------   ----------      ----------

CASH AND CASH EQUIVALENTS,
     END OF PERIOD                         $    3,228   $      765      $    3,228
                                           ==========   ==========      ==========


   The accompanying notes are an integral part of the financial statements.

                           Chatsworth Acquisition I, Inc.
                           (A Development Stage Company)
                           NOTES TO FINANCIAL STATEMENTS
                                September 30, 2008
                                   (UNAUDITED)



1. Management's Representation of Interim Financial Information

The accompanying financial statements have been prepared by Chatsworth Acquisitions I,Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at March 31, 2008.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

    Forward Looking Statement Notice

Certain statements made in this Quarterly Report on Form 10-Q are "forward-looking statements" (within the meaning of the Private Securities Litigation Re-form Act of 1995) in regard to the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Chatsworth Acquisitions I, Inc. ("we", "us", "our", or the "Company") to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Quarterly Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

     Description of Business

The Company was incorporated in the State of Delaware on July 22, 2005, and maintains its principal executive office at c/o DAS Consulting LLC, 56 Pine Street, #11F, New York, NY 10005. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination through the acquisition of,or merger with, an operating business. The Company filed a Registration Statement on Form 10-SB with the U.S. Securities and Exchange Commission
(the "SEC") on August 14, 2006, and since its effectiveness, the Company has focused its efforts to identify a possible business combination.

The Company, based on proposed business activities, is a "blank check" company. The SEC defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3(a)(51) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies. Many states have enacted statutes, rule and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. The Company is also a "shell company", defined in Rule 12b-2 under the Exchange Act as a company with no or nominal assets (other than cash) and no or nominal operations. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

The Company was organized as a vehicle to investigate, and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation.

The Company's principal business objective for the next 12 months and beyond such time will be to achieve long-term growth potential through a combination with an operating business. The Company will not restrict its candidate target companies to any specific business, industry, or geographical location and, thus, may acquire any type of business.

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

The Company may consider acquiring a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital but which desires to establish a public trading market for its shares while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

Since our Registration Statement on Form 10-SB went effective, our management has had contact and discussions with representatives of other entities regarding a business combination with us. Any target business that is selected may be a financially unstable and early stage or portential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

The Company anticipates that the selection of a business combination will be complex amd extremely risky. Because of general economic conditions, rapid technological advances being made in some industries and shortages of available capital, our management believes that there are numerous firms seeking even the limited additional capital which we will have and/or the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.

     Liquidity and Capital Resources

As of September 30, 2008, the Company had assets equal to $3,228 comprised exclusively of cash and cash equivalents. This compares with assets of

$8,130, comprised exclusively of cash and cash equivalents, as of June 30, 2008. The Company's current liabilities as of September 30, 2008 totaled $850, comprised exclusively of accounts payable. This compares to the Company's current liabilities as of June 30, 2008 of $3,231, comprised exclusively of accounts payable. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows from operating, investing, and financing activities for the six months ended September
30, 2008 and September 30,2007 and for the period from inception (July 22, 2005) to September 30, 2008:



                                                                    For the Period
                                Six months      Six months         from Inception
                                  ended            ended           (July 22, 2005) to
                           September 30, 2008  September 30, 2007  September 30, 2008
                           ------------------  ------------------  -------------------
 Net cash flows from
  operating activities     $          (4,989)  $         (13,590)   $         (66,272)

 Net cash flows from
  investing activities     $               -   $               -    $               -

 Net cash flows from
  financing activities     $               -   $           1,720    $          69,500

 Net effect on cash
  and equivalents          $          (4,989)  $         (11,870)   $           3,228



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

     Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from operations from inception (July 22, 2005) to September 30, 2008. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern. The Company's plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the six months ended September 30, 2008, the Company had a net loss of $5,835, consisting of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company's Annual and Quarterly reports for the year ended March 31, 2008 and the quarter ended June 30, 2008, respectively. This compares with a net loss of $9,320 for the six months ended September 30, 2007, consisting of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company's Annual and Quarterly reports for the Year ended March 31, 2007 and the quarter ended June 30, 2007, respectively.

For the cumulative period from inception (July 22, 2005) to September 30, 2008, the Company had a net loss of $67,122, consisting of legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company, the filing of the Company's Registration Statement on Form 10-SB in August of 2006, the filing of the Company's Quarterly Reports on Form 10-QSB and the filing of the Company's Annual Reports on Form 10-KSB.

     Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company's financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is is material to investors.

     Contractual Obligations

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.



ITEM 3. Quantitative and Qualitative Disclosures About Market Risk.

As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this item.


ITEM 4.  CONTROLS AND PROCEDURES

    Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports filed pursuant to the Exchange Act is reported, processed, summarized and reported within the time periods specified in the SEC's rules, regulations and related forms, and that such information is accumulated and communicated to our principal executive officer and principal financial officer, as appropriate, to allow timely decisions regarding required disclosure.

As of September 30, 2008, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

     Change in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2008 that have materially affected or are reasonably likely to materially affect our internal controls.

PART II. OTHER INFORMATION


ITEM 1.  LEGAL PROCEEDINGS

      To the best knowledge of our sole officer and director, the Company is not a party to any legal proceeding or litigation.

ITEM 1A. Risk Factors.

      As a "smaller reporting company" as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this item.

ITEM 2.  UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS
      None

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES
      None

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
      None

ITEM 5.  OTHER INFORMATION
      None

ITEM 6.  EXHIBITS

     (a) Exhibits required by Item 601 of Regulation S-K.


          *3.1 Certificate of Incorporation, as filed with the Delaware Secretary of State on July 22, 2005.

          *3.2  By-Laws.

          31.1 Certification by the Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-0xley Act of 2002 with respect to the registrant's Quarterly Report on Form 10-Q for the Quarter ended September 30, 2008.

          32.1 Certification by the Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, Section 906 of the Sarbanes-Oxley Act of 2002

    * Filed as an exhibit to the Company's Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on August 14, 2006 and incorporated herein by this reference.

                                   SIGNATURES:

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


DATED:  November 13, 2008


                                    CHATSWORTH ACQUISITIONS I, INC.

                                    BY:   /S/  DEBORAH SALERNO
                                       ----------------------------------
                                          Deborah Salerno, President