Form 10-Q
period 2008-12-31
CHATSWORTH ACQUISITIONS I INC
filed 2009-02-13
CIK 1372605

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

As of December 31, 2008, a total of 4,000,000 shares of Common Stock, par value $.001 per share, were issued and outstanding.

PART I - FINANCIAL INFORMATION

ITEM 1   FINANCIAL STATEMENTS

                         Chatsworth Acquisitions I, Inc.
                          (A Development Stage Company)
                                 BALANCE SHEET


                                                  December 31,     March 31,
                                                      2008          2008
                                                   -----------   -----------
                                                   (Unaudited)
ASSETS

Current Assets:

     Cash and Equivalents                            $ 1,382       $  8,217
     Due from Affiliate				       1,000              -
                                                     --------      --------
     TOTAL CURRENT ASSETS                              2,382          8,217
                                                     ========      ========

LIABILITIES AND STOCKHOLDERS' EQUITY

Current Liabilities:

     Accounts Payable                                   1,204             4
                                                     --------      --------
     TOTAL CURRENT LIABILITIES                          1,204             4

Stockholders' Equity

    Preferred Stock, $0.001 par value;10,000,000            -             -
       Shares authorized; 0 shares issued and
       outstanding

    Common Stock, $0.001 par value; 75,000,000
       Shares authorized; 4,000,000 shares
       issued and outstanding                           4,000         4,000
    Additional Paid-In Capital                         65,500        65,500
    Accumulated Deficit                              ( 68,322)     ( 61,287)
                                                     --------      --------
       TOTAL STOCKHOLDERS' EQUITY                       1,178         8,213
                                                     --------      --------
       TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY    $  2,382     $   8,217
                                                     ========      ========


   The accompanying notes are an integral part of the financial statements.

                           Chatsworth Acquisition I, Inc.
                          (A Development Stage Company)
                            STATEMENTS OF OPERATIONS
          for the period from inception (July 22, 2005) to December 31, 2008
                                  (UNAUDITED)


                                                                              For the period
			                For the three         For the nine     from inception
                                        months ended          months ended     (July 22, 2005)
                                        December 31,          December 31,    to December 31,

                                       2008      2007       2008       2007        2008
                                       ----      ----       ----       ----        ----


REVENUES:                         $       -  $      82  $       -  $      82    $       -

                                  ---------  ---------  ---------  ---------    ---------

EXPENSES:

  Selling, general &
     Administrative                   1,200     18,481      7,0355    27,801       68,322
                                  ---------  ---------  ---------  ---------    ---------

NET LOSS  ......................  $  (1,200) $ (18,399) $  (7,035) $ (27,801)   $ (68,322)
                                  ---------  ---------  ---------  ---------    ---------

NET LOSS PER SHARE  ............  $   (0.00) $   (0.01) $   (0.00) $   (0.01)   $   (0.03)
                                  =========  =========  =========  =========    =========

WEIGHTED NUMBER OF
    SHARES OUTSTANDING .......... 4,000,000  3,054,348   4,000,000 3,018,182    2,476,948
                                  =========  =========  =========  =========    =========

      The accompanying notes are an integral part of the financial statements.

                           Chatsworth Acquisition I, Inc.
                           (A Development Stage Company)
                            STATEMENTS OF CASH FLOWS
                                 (unaudited)

                                                                       For the period
                                        For the nine    For the nine   from inception
                                        months ended    months ended   (July 22, 2005)
                                        December 31,   December 31,    to December 31,
                                             2008           2007            2008
                                          ----------     ----------     -----------


CASH FLOWS FROM OPERATING ACTIVITIES

  Net Loss                                $ (  7,035)   $   (27,719)     $   (68,322)

  Adjustments to Reconcile net loss to
  net cash used by operating activities:

   Increase in due from affiliate             (1,000)        (  174)          (1,000)
   Increase in accounts payable                1,200            760            1,204
                                           ----------     ----------      ----------

   Net cash flows from operating activities  ( 6,835)       (27,133)         (68,118)


CASH FLOWS FROM INVESTING ACTIVITIES                -             -                -

CASH FLOWS FROM FINANCING ACTIVITIES
   Due to Shareholder                               -        (3,350)               -
   Issuance of common stock                         -        30,000           69,500
                                           ----------     ----------      ----------
   Net cash flows from financing activities         -        26,470           69,500
                                           ----------     ----------      ----------

NET INCREASE (DECREASE) IN CASH
      AND CASH EQUIVALENTS                     (6,835)         (663)           1,382

CASH AND CASH EQUIVALENTS,
     BEGINNING OF PERIOD                        8,217        12,635                -
                                           ----------   -----------       ----------

CASH AND CASH EQUIVALENTS,
     END OF PERIOD                         $    1,382    $   11,972       $    1,382
                                           ==========    ==========       ==========


   The accompanying notes are an integral part of the financial statements.

                           Chatsworth Acquisition I, Inc.
                           (A Development Stage Company)
                           NOTES TO FINANCIAL STATEMENTS
                                December 31, 2008
                                    (UNAUDITED)



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

     Liquidity and Capital Resources

As of December 31, 2008, the Company had assets equal to $2,382 comprised exclusively of cash, cash equivalents, and due from affiliate. This compares with assets of $3228,comprised exclusively of cash and cash equivalents, as of

September 30, 2008. The Company's current liabilities as of December 31, 2008 totaled $1,204, comprised exclusively of accounts payable. This compares to the Company's current liabilities as of September 30, 2008 of $850, comprised exclusively of accounts payable. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows from operating, investing, and financing activities for the nine months ended December 31, 2008 and December 31,2007 and for the period from inception (July 22, 2005) to December 31, 2008:



                                                                      For the Period
                               Nine months        Nine months         from Inception
                                  ended              ended          (July 22, 2005) to
                           December 31, 2008   December 31, 2007    September 30, 2008
                           ------------------  ------------------  -------------------
 Net cash flows from
  operating activities     $          (6,835)  $         (27,133)   $         (68,118)

 Net cash flows from
  investing activities     $               -   $               -    $               -

 Net cash flows from
  financing activities     $               -   $          26,470    $          69,500

 Net effect on cash
  and equivalents          $          (6,835)  $            (663)   $           1,382



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

     Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from operations from inception (July 22, 2005) to December 31, 2008. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern. The Company's plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the nine months ended December 31, 2008, the Company had a net loss of $7,035, consisting of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company's Annual and Quarterly reports for the year ended March 31, 2008 and the quarters ended June 30, 2008, and September 30, 2008, respectively. This compares with a net loss of $27,719 for the nine months ended December 31, 2007, consisting of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company's Annual and Quarterly reports for the Year ended March 31, 2007 and the quarters ended June 30, 2007 and September 30, 2007, respectively.

For the cumulative period from inception (July 22, 2005) to December 31, 2008, the Company had a net loss of $68,118, consisting of legal, accounting, audit and other professional service fees incurred in relation to the formation of the Company, the filing of the Company's Registration Statement on Form 10-SB in August of 2006, the filing of the Company's Quarterly Reports on Form 10-QSB and the filing of the Company's Annual Reports on Form 10-KSB.

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

As of December 31, 2008, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and our principal financial officer concluded that our disclosure controls and procedures were effective as of the end of the period covered by this report.

     Change in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended December 31, 2008 that have materially affected or are reasonably likely to materially affect our internal controls.

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


DATED:  February 9, 2009


                                    CHATSWORTH ACQUISITIONS I, INC.

                                    BY:   /S/  DEBORAH SALERNO
                                       ----------------------------------
                                          Deborah Salerno, President