Form 10-K
period 2009-03-31
CHATSWORTH ACQUISITIONS I INC
filed 2012-05-22
CIK 1372605

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2009

☐ TRANSITION REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ______________ to ______________

Commission File Number 000-52179

Chatsworth Acquisitions I, Inc.
 (Exact name of registrant as specified in its charter)

Delaware	20-3654141
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

1050 17TH Street, Suite 1750 Denver, Colorado 80265
(Address of principal executive offices)

(303) 292-3883
(Registrant’s telephone number, including area code)

Securities registered under Section 12(b) of the Exchange Act:

None.

Securities registered under Section 12(g) of the Exchange Act:

Common Stock, $0.001 par value per share

(Title of Class)

Check whether the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.  Yes ☐  No ☒

Check whether the registrant is required to file reports pursuant to Section 13 or 15(d) of the Exchange Act. Yes ☒  No ☐

Check whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐ No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files.  Yes ☐ No ☒

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-K (§229.405 of this chapter) contained herein, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Check whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large Accelerated Filer	☐	Accelerated Filer	☐

Non-accelerated Filer	☐	Smaller Reporting Company	☒
(Do not check if a smaller reporting company.)

Check whether the issuer is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No☐

APPLICABLE ONLY TO CORPORATE REGISTRANTS

As of May 17, 2012, there were 20,000,000 shares of common stock outstanding.

i

FORWARD-LOOKING STATEMENTS

Certain statements made in this Annual Report on Form 10-K are “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) regarding the plans and objectives of management for future operations. Such statements involve known and unknown risks, uncertainties and other factors that may cause actual results, performance or achievements of Chatsworth Acquisitions I, Inc. (the “Company”) to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statements. The forward-looking statements included herein are based on current expectations that involve numerous risks and uncertainties. The Company's plans and objectives are based, in part, on assumptions involving the continued expansion of business. Assumptions relating to the foregoing involve judgments with respect to, among other things, future economic, competitive and market conditions and future business decisions, all of which are difficult or impossible to predict accurately and many of which are beyond the control of the Company. Although the Company believes its assumptions underlying the forward-looking statements are reasonable, any of the assumptions could prove inaccurate and, therefore, there can be no assurance the forward-looking statements included in this Report will prove to be accurate. In light of the significant uncertainties inherent in the forward-looking statements included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives and plans of the Company will be achieved.

PART I

Item 1.	Description of Business.

Chatsworth Acquisitions I, Inc. (“we”, “us”, “our”, the “Company” or the “Registrant”) was incorporated in the State of Delaware on July 22, 2005 and maintains its principal executive offices at 1050 17th Street, Suite 1750, Denver, Colorado 80265. Since inception, the Company has been engaged in organizational efforts and obtaining initial financing. The Company was formed as a vehicle to pursue a business combination. The Company filed a registration statement on Form 10-SB with the U.S. Securities and Exchange Commission (the “SEC”) on August 14, 2006, and since its effectiveness, the Company has sought to identify a possible business combination. However, the Company has not entered into a letter of intent or any definitive agreement concerning any target business. The business purpose of the Company is to seek the acquisition of, or merger with, an existing company.

The Company is currently considered to be a "blank check" company. The SEC defines those companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Under SEC Rule 12b-2 under the Exchange Act, the Company also qualifies as a “shell company,” because it has no or nominal assets (other than cash) and no or nominal operations.  Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, until we have successfully concluded a business combination. The Company intends to comply with the periodic reporting requirements of the Exchange Act for so long as it is subject to those requirements.

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

The analysis of new business opportunities will be undertaken by or under the supervision of our management. As of this date, the Company has not entered into any definitive agreement with any party regarding business opportunities for the Company. The Company has unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In its efforts to analyze potential acquisition targets, the Company will consider the following kinds of factors:

(a)	Potential for growth, indicated by new technology, anticipated market expansion or new products;

(b)	Competitive position as compared to other firms of similar size and experience within the industry segment as well as within the industry as a whole;

(c)	Strength and diversity of management, either in place or scheduled for recruitment;

(d)
Capital requirements and anticipated availability of required funds, to be provided by the Company or from operations, through the sale of additional securities, through joint ventures or similar arrangements or from other sources;

(e)	The cost of participation by the Company as compared to the perceived tangible and intangible values and potentials;

(f)	The extent to which the business opportunity can be advanced;

(g)	The accessibility of required management expertise, personnel, raw materials, services, professional assistance and other required items; and

(h)	Other relevant factors.

In applying the foregoing criteria, no one of which will be controlling, management will attempt to analyze all factors and circumstances and make a determination based upon reasonable investigative measures and available data. Potentially available business opportunities may occur in many different industries, and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex. Due to the Company's limited capital available for investigation, the Company may not discover or adequately evaluate adverse facts about the opportunity to be acquired.

Competition

In identifying, evaluating and selecting a target business, we may encounter intense competition from other entities having a business objective similar to ours. There are numerous “public shell” companies either actively or passively seeking operating businesses with which to merge in addition to a large number of “blank check” companies formed and capitalized specifically to acquire operating businesses. Additionally, we are subject to competition from other companies looking to expand their operations through the acquisition of a target business. Many of these entities are well established and have extensive experience identifying and effecting business combinations directly or through affiliates. Many of these competitors possess greater technical, human and other resources than us and our financial resources will be relatively limited when contrasted with those of many of these competitors. Our ability to compete in acquiring certain sizable target businesses is limited by our available financial resources. This inherent competitive limitation gives others an advantage in pursuing the acquisition of a target business.

Any of these factors may place us at a competitive disadvantage in successfully negotiating a business combination. Our management believes, however, that our status as a public entity and potential access to the United States public equity markets may give us a competitive advantage over privately-held entities with a business objective similar to ours to acquire a target business on favorable terms.

If we succeed in effecting a business combination, there will be, in all likelihood, intense competition from competitors of the target business. Many of our target business’ competitors are likely to be significantly larger and have far greater financial and other resources. Some of these competitors may be divisions or subsidiaries of large, diversified companies that have access to financial resources of their respective parent companies. Our target business may not be able to compete effectively with these companies or maintain them as customers while competing with them on other projects. In addition, it is likely that our target business will face significant competition from smaller companies that have specialized capabilities in similar areas. We cannot accurately predict how our target business’ competitive position may be affected by changing economic conditions, customer requirements or technical developments. We cannot assure you that, subsequent to a business combination, we will have the resources to compete effectively.

 Form of Acquisition

The manner in which the Company participates in an opportunity will depend upon the nature of the opportunity, the respective needs and desires of the Company and the promoters of the opportunity, and the relative negotiating strength of the Company and such promoters.

It is likely that the Company will acquire its participation in a business opportunity through the issuance of common stock or other securities of the Company. Although the terms of any such transaction cannot be predicted, it should be noted that in certain circumstances the criteria for determining whether or not an acquisition is a so-called "tax free" reorganization under Section 368(a)(1) of the Internal Revenue Code of 1986, as amended (the "Code") depends upon whether the owners of the acquired business own 80% or more of the voting stock of the surviving entity. If a transaction were structured to take advantage of these provisions rather than other "tax free" provisions provided under the Code, all prior stockholders would in such circumstances retain 20% or less of the total issued and outstanding shares of the surviving entity. Under other circumstances, depending upon the relative negotiating strength of the parties, prior stockholders may retain substantially less than 20% of the total issued and outstanding shares of the surviving entity. This could result in substantial additional dilution to the equity of those who were stockholders of the Company prior to such reorganization.

The present stockholders of the Company will likely not have control of a majority of the voting securities of the Company following a reorganization transaction. As part of such a transaction, all or a majority of the Company's directors may resign, and one or more new directors may be appointed without any vote by stockholders.

In the case of an acquisition, the transaction may be accomplished upon the sole determination of management without any vote or approval by stockholders. In the case of a statutory merger or consolidation directly involving the Company, it will likely be necessary to call a stockholders' meeting and obtain the approval of the holders of a majority of the outstanding securities. The necessity to obtain such stockholder approval may result in delay and additional expense in the consummation of any proposed transaction and will also give rise to certain appraisal rights to dissenting stockholders. Most likely, management will seek to structure any such transaction so as not to require stockholder approval.  However, due to the share ownership of management, even if stockholder approval is required, management will also control the shareholder vote.

It is anticipated that the investigation of specific business opportunities and the negotiation, drafting and execution of relevant agreements, disclosure documents and other instruments will require substantial management time and attention and substantial cost for accountants, attorneys and others. If a decision is made not to participate in a specific business opportunity, the costs theretofore incurred in the related investigation might not be recoverable. Furthermore, even if an agreement is reached for the participation in a specific business opportunity, the failure to consummate that transaction may result in the loss to the Registrant of the related costs incurred.

We presently have no employees apart from our management. Our management is engaged in outside business activities and anticipates that they will devote very limited time to our business until the acquisition of a successful business opportunity has been identified. We expect no significant changes in the number of our employees other than such changes, if any, incident to a business combination.

Item 1A.	Risk Factors.

An investment in our securities is highly speculative and subject to numerous and substantial risks. These risks include those set forth below and elsewhere in this Form 10-K. Readers are encouraged to review these risks carefully before making any investment decision.

There may be conflicts of interest between our management and our non-management stockholders.

Conflicts of interest create the risk that management may have an incentive to act adversely to the interests of the Company. A conflict of interest may arise between our management's personal pecuniary interest and its fiduciary duty to our stockholders. In addition, our management may in the future be involved with other blank check companies, and in the pursuit of business combinations, conflicts with such other blank check companies may arise. If we and any other blank check companies that our management are affiliated with in the future desire to take advantage of the same opportunity, then those members of management that are affiliated with both companies would abstain from voting upon the opportunity. In the event of identical officers and directors, the officers and directors will arbitrarily determine the company that will be entitled to proceed with the proposed transaction.

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

While seeking a business combination, management anticipates devoting very limited time to the Company's affairs. We have not entered into a written employment agreement with management and they are not expected to do so in the foreseeable future. This limited commitment may adversely impact our ability to identify and consummate a successful business combination.

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

Our principal stockholders may engage in a transaction to cause the Company to repurchase their shares of common stock.

In order to provide an interest in the Company to a third party, our principal stockholders may choose to cause the Company to sell Company securities to third parties, with the proceeds of such sale being utilized by the Company to repurchase their shares of common stock. As a result of such transaction, our management, principal stockholders and Board of Directors may change.

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

Following a business combination, we may seek the listing of our common stock on NASDAQ or the New York Stock Exchange. However, we cannot assure you that following such a transaction, we will be able to meet the initial listing standards of either of those or any other stock exchange, or that we will be able to maintain a listing of our common stock on either of those or any other stock exchange. After completing a business combination, until our common stock is listed on the NASDAQ or another stock exchange, we expect that our common stock would be eligible to trade on the OTC Bulletin Board, another over-the-counter quotation system, or on the “pink sheets,” where our stockholders may find it more difficult to dispose of shares or obtain accurate quotations as to the market value of our common stock. In addition, we would be subject to an SEC rule that, if it failed to meet the criteria set forth in such rule, imposes various practice requirements on broker-dealers who sell securities governed by the rule to persons other than established customers and accredited investors. Consequently, such rule may deter broker-dealers from recommending or selling our common stock, which may further affect its liquidity. This would also make it more difficult for us to raise additional capital following a business combination.

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

This report on Form 10-K contains forward-looking statements and information relating to us, our industry and to other businesses.

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

Item 1B.	Unresolved Staff Comments.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 2.	Description of Property.

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

To the best knowledge of our management, there are presently no material pending legal proceedings to which the Company, any executive officer, any owner of record or beneficially of more than five percent of any class of voting securities is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 4.	Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5.	Market for Common Equity, Related Stockholder Matters and Small Business Issuer Purchases of Equity Securities.

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 75,000,000 shares of common stock, par value $.001 per share (the “Common Stock”). The Common Stock is not listed on a publicly-traded market. As of May 17, 2012, there were approximately 36 holders of record of the Common Stock and an aggregate of 20,000,000 shares of Common Stock outstanding.

Preferred Stock

Our Certificate of Incorporation authorizes the issuance of up to 10,000,000 shares of preferred stock, par value $0.001 per share (the “Preferred Stock”). The Company has not yet issued any of its Preferred Stock.

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

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

The Company did not sell any equity securities that were not registered under the Securities Act during the quarter ended March 31, 2009.

No securities have been issued for services. Neither the Company nor any person acting on its behalf offered or sold the securities by means of any form of general solicitation or general advertising. No services were performed by any purchaser as consideration for the shares issued.

Issuer Purchases of Equity Securities

None.

Item 6.	Selected Financial Data.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operation.

The Company was organized as a vehicle to investigate and, if such investigation warrants, acquire a target company or business seeking the perceived advantages of being a publicly held corporation. Our principal business objective for the next twelve months and beyond such time will be to achieve long-term growth potential through a combination with a business rather than immediate, short-term earnings. The Company will not restrict our potential candidate target companies to any specific business, industry or geographical location and, thus, may acquire any type of business.

The Company currently does not engage in any business activities that provide cash flow.  During the next twelve months we anticipate incurring costs related to:

(i)	filing Exchange Act reports, and
(ii)	investigating, analyzing and consummating an acquisition.

            We believe we will be able to meet these costs through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors.  There are no assurances that the Company will be able to secure any additional funding as needed. Currently, our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.  Our ability to continue as a going concern is also dependant on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.

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

Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks. Our management anticipates that it will likely be able to effect only one business combination, due primarily to our limited financing and the dilution of interest for present and prospective stockholders, which is likely to occur as a result of our management’s plan to offer a controlling interest to a target business in order to achieve a tax-free reorganization. This lack of diversification should be considered a substantial risk in investing in us, because it will not permit us to offset potential losses from one venture against gains from another.

The Company anticipates that the selection of a business combination will be complex and extremely risky.  Through information obtained from industry publications and professionals, our management believes that there are numerous firms seeking the perceived benefits of becoming a publicly traded corporation. Such perceived benefits of becoming a publicly traded corporation include, among other things, facilitating or improving the terms on which additional equity financing may be obtained, providing liquidity for the principals of and investors in a business, creating a means for providing incentive stock options or similar benefits to key employees, and offering greater flexibility in structuring acquisitions, joint ventures and the like through the issuance of stock. Potentially available business combinations may occur in many different industries and at various stages of development, all of which will make the task of comparative investigation and analysis of such business opportunities extremely difficult and complex.  We do not currently intend to retain any entity to act as a “finder” to identify and analyze the merits of potential target businesses.

Liquidity and Capital Resources

As of March 31, 2009, the Company had assets equal to $1,382, comprised exclusively of cash and cash equivalents.  This compares with assets of $8,217, comprised exclusively of cash and cash equivalents as of March 31, 2008. The Company’s liabilities as of March 31, 2009 were $1,204.  This compares with total liabilities of $4 as of March 31, 2009. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the years ended March 31, 2009 and 2008 and for the cumulative period from July 22, 2005 (Inception) to March 31, 2009.

	Fiscal Year Ended March 31, 2009	Fiscal Year Ended March 31, 2008	For the Cumulative Period from July 22, 2005 (Inception) to March 31, 2009
Net Cash (Used in) Operating Activities	$(6,835)	$(34,418)	$(68,118)
Net Cash (Used in) Investing Activities	-	-	-
Net Cash Provided by Financing Activities	-	30,000	69,500

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from July 22, 2005 2010 (Inception) to March 31, 2009.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the fiscal year ended March 31, 2009, the Company had a net loss of $8,035 consisting of selling, general and administrative expenses.

            For the fiscal year ended March 31, 2008, the Company had a net loss of $32,152 consisting of selling, general and administrative expenses.

For the cumulative period from July 22, 2005 (Inception) to March 31, 2009, the Company had a net loss of $69,322 consisting of selling, general and administrative expenses.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 7A.	Quantitative and Qualitative Disclosures about Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 8.	Financial Statements and Supplementary Data.

Audited financial statements begin on the following page of this report.

Chatsworth Acquisitions I, Inc.
 (A Development Stage Company)
FINANCIAL STATEMENTS

Contents

Page
Report of Independent Registered Public Accounting Firm	F-1

Financial Statements

Balance Sheets as of March 31, 2009 and March 31, 2008	F-2

Statements of Operations for the years ended March 31, 2009 and 2008 and the Cumulative Period from July 22, 2005 (Date of Inception) to March 31, 2009	F-3

Statement of Stockholders’ Deficit for the Period from July 22, 2005 (Date of Inception) to March 31, 2009	F-4

Statements of Cash Flows for the years ended March 31, 2009 and 2008 and the Cumulative Period from July 22, 2005 (Date of Inception) to March 31, 2009	F-5

Notes to Financial Statements	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Chatsworth Acquisitions I, Inc.

We have audited the accompanying balance sheets of Chatsworth Acquisitions I, Inc ("The Company') as of March 31, 2009 and 2008, and the related statements of income, stockholders' equity, and cash flows for the years ended March 31, 2009 and 2008. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the company's internal control over financial reporting. Accordingly, we express no such opinion. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chatsworth Acquisitions I, Inc. as of March 31, 2009 and 2008, and the results of its operations and its cash flows for the years ended March 31, 2009 and 2008 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company has recurring losses, and negative working capital, which raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Comiskey & Company

PROFESSIONAL CORPORATION

Denver, Colorado
January 17, 2012

Chatsworth Acquisitions I, Inc.
(A Development Stage Company)
BALANCE SHEET
March 31, 2009

	For the year	For the year
	ended March 31,	ended March 31,
	2009	2008

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,382	$8,217

Total current assets	1,382	8,217

TOTAL ASSETS	$1,382	$8,217

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,204	$4
Total current liabilities	1,204	4

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.001 par value; 75,000,000 shares authorized; 4,000,000 shares issued and outstanding	4,000	4,000
Additional paid-in capital	65,500	65,500
Deficit accumulated during the development stage	(69,322)	(61,287)

Total stockholders' equity	178	8,213

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,382	$8,217

Chatsworth Acquisitions I, Inc.
(A Development Stage Company)
STATEMENT OF OPERATIONS
For the period from inception (July 22, 2005) to March 31, 2009

			For the period
			from inception
	For the year	For the year	(July 22, 2005)
	ended March 31,	ended March 31,	to March 31,
	2009	2008	2009

REVENUES	$0	$82	$82

EXPENSES
Selling, general and administrative	8,035	32,234	69,404

NET LOSS	$(8,035)	$(32,152)	$(69,322)

NET LOSS PER SHARE	$(0.00)	$(0.01)	$(0.03)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	4,000,000	3,262,295	2,578,635

Chatsworth Acquisitions I, Inc.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
For the period from inception (July 22, 2005) to March 31, 2009

			For the period
			from inception
	For the year	For the year	(July 22, 2005)
	ended March 31,	ended March 31,	to March 31,
	2009	2008	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,035)	$(32,152)	$(69,322)
Adjustments to reconcile net loss to net cash flows from operating activities:
Increase (decrease) in accounts payable	1,200	(601)	-
Due to shareholder	-	(1,665)	1,204
Net cash flows from operating activities	(6,835)	(34,418)	(68,118)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Shareholder contributions	-	-	2,000
Issuance of common stock	-	30,000	67,500
Net cash flows from financing activities	-	30,000	69,500

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(6,835)	(4,418)	1,382

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	8,217	12,635	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,382	$8,217	$1,382

Chatsworth Acquisitions I, Inc.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY
For the period from inception (July 22, 2005) to March 31, 2009

				Deficit
				accumulated
	Common stock		Additional	during the	Total
	Number of		paid-in	development	stockholders’
	shares	Amount	capital	stage	equity

Common stock issued for cash, July 22, 2005 at $0.0125 per share	1,000,000	$1,000	$11,500	$-	$12,500

Shareholder contributions July 22, 2005	-	-	2,000	-	2,000

Net loss for the period ended March 31, 2006	-	-	-	(12,500)	(12,500)

Balance, March 31, 2006	1,000,000	1,000	13,500	(12,500)	2,000

Common stock issued for cash, December 10, 2006 at $0.0125 per share	1,000,000	1,000	11,500	-	12,500

Common stock issued for cash, December 27, 2006 at $0.0125 per share	1,000,000	1,000	11,500	-	12,500

Net loss for the year ended March 31, 2007	-	-	-	(16,635)	(16,635)

Balance, March 31, 2007	3,000,000	3,000	36,500	(29,135)	10,365

Common stock issued for cash, December 26, 2007 at $0.03 per share	1,000,000	1,000	29,000	-	30,000

Net loss for the year ended March 31, 2008	-	-	-	(32,152)	(32,152)

Balance, March 31, 2008	4,000,000	4,000	65,500	(61,287)	8,213

Net loss for the year ended March 31, 2009	-	-	-	(8,035)	(8,035)

Balance, March 31, 2009	4,000,000	$4,000	$65,500	$(69,322)	$178

Chatsworth Acquisitions I, Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2009 and 2008

Note 1- Organization and Basis of Presentation

Development Stage Company

Chatsworth Acquisitions I, Inc. (a development stage company) (the "Company") was incorporated under the laws of the State of Delaware on July 22, 2005. The principal office of the corporation is 1050 17th Street, Suite 1750, Denver, Colorado 80265.

The Company is a new enterprise in the development stage as defined by ASC 915 of the Financial Accounting Standards Board and has not engaged in any business other than organizational efforts. It has no full-time employees and owns no real property. The Company intends to seek to acquire one or more existing businesses that have existing management, through merger or acquisition. Management of the Company has virtually unlimited discretion in determining the business activities in which the Company might engage.

We have not filed financial statements with the Securities and Exchange Commission (“SEC”) since our Form 10-Q for the quarter ended December 31, 2008.  Subsequent to filing the financial statements contained herein we intend to complete and file with the SEC our financial statements for all periods through December 31, 2011.

Since its inception, the Company has incurred a net loss of $69,322. Since inception the Company has been dependent upon receipt of capital investment or other financing to fund its continuing activities. The Company has not identified any business combination and therefore, ascertains with any degree of certainty the capital requirements for any particular transaction. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. These factors indicate substantial doubt that the Company will be able to continue as a going concern. The accompanying financial statements have been presented on the basis of the continuation of the Company as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2 – Liquidity

These financial statements have been prepared on a going concern basis.  To date, we have not generated any revenues from operations and have incurred losses since inception, resulting in a deficit accumulated during the development stage of $69,322, as of March 31, 2009.  Further losses are anticipated as we continue to be in the development stage.  Our ability to continue operations depends upon our ability to generate profitable operations in the future and/or to raise additional funds through equity or debt financing.   Since inception, we have raised $ 69,500 through the sale of equity securities which has been used primarily to provide operating funds.

Note 3 – Summary of Significant Accounting Policies

Accounting Method

Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions relate to valuation allowances for deferred tax assets.  We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Accordingly, actual results may differ significantly from these estimates under different assumptions or conditions.

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

Consideration of Other Comprehensive Income Items

ASC 220 — Reporting Comprehensive Income, requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic financial statements. For the years ended March 31, 2009 and 2008, the Company’s financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

Stock Basis

Shares of common stock issued for other than cash have been assigned amounts equivalent to the fair value of the service or assets received in exchange.

Income Taxes

Deferred income taxes are recognized using the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry-forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of the changes in tax laws and rates of the date of enactment.  We have not fully evaluated the existence of uncertain tax positions relating to unfiled federal income tax returns.

Net Loss per Common Share

Basic loss per share is computed by dividing by the weighted-average number of shares outstanding during the period.

New Accounting Standards

Accounting standards-setting organizations frequently issue new or revised accounting rules. We have reviewed all new pronouncements that have been issued since the filing of our Form 10-Q for the nine months ended  December 31, 2008 to determine their impact, if any, on our financial statements.

In February 2010, the FASB issued ASU 2010-09, Subsequent Events, Amendment to Certain Recognition and Disclosure Requirements, to remove the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events. This change removes potential conflicts with current SEC guidance and clarifies the intended scope of the reissuance disclosure provisions. The update was effective upon its date of issuance, February 24, 2010, and we adopted the amendment accordingly. As the update only pertained to disclosures, it had no impact on our financial position, results of operations, or cash flows upon adoption.

In January 2010, the FASB issued Accounting Standards Update 2010-01, Equity (Topic 505): Accounting for Distributions to Shareholders with Components of Stock and Cash (A Consensus of the FASB Emerging Issues Task Force). This amendment to Topic 505 clarifies the stock portion of a distribution to shareholders that allows them to elect to receive cash or stock with a limit on the amount of cash that will be distributed is not a stock dividend for purposes of applying Topics 505 and 260. Effective for interim and annual periods ending on or after December 15, 2009, and would be applied on a retrospective basis. The Company does not expect the provisions of ASU 2010-01 to have a material effect on the financial position, results of operations or cash flows of the Company.

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820), which requires reporting entities to make new disclosures about recurring or nonrecurring fair value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. ASU 2010-6 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. We do not have any assets or liabilities classified as Level 3. We have adopted the Level 1 and Level 2 amendments accordingly. As the update only pertained to disclosures, it had no impact on our financial position, results of operations, or cash flows upon adoption.

In December 2009, the FASB issued Accounting Standards Update 2009-17, Consolidations (Topic 810):
Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities. This Accounting Standards Update amends the FASB Accounting Standards Codification for Statement 167. (See FAS 167 effective date below.)

Effective July 2009, the FASB Accounting Standards Codification (“ASC”) Topic 105, “Generally Accepted Accounting Principles”, became the single source for authoritative non-governmental U.S. GAAP. Rules and interpretive releases of the SEC under authority of federal securities laws are also sources of authoritative U.S. GAAP for SEC registrants. The ASC does not change U.S. GAAP but is intended to simplify user access to all authoritative U.S. GAAP by providing all the authoritative literature related to a particular topic in one place.

In June 2009, FASB issued ASC 105-10 (Prior authoritative literature: SFAS No. 168, "The FASB Accounting Standards Codification TM and the Hierarchy of Generally Accepted Accounting Principles - a replacement of FASB Statement No. 162"). FASB ASC 105-10 establishes the FASB Accounting Standards Codification TM (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. FASB ASC 105-10 is effective for financial statements issued for fiscal years and interim periods ending after September 15, 2009. As such, the Company is required to adopt these provisions at the beginning of the fiscal year ending December 31, 2009. Adoption of FASB ASC 105-10 did not have a material effect on the Company’s financial statements.

Note 4 - Stockholders’ Equity

As of March 31, 2008, 75,000,000 shares of the Company’s $0.001 par value common stock had been authorized. Of the total shares authorized for issuance 3,000,000 were issued for cash of $0.0125 per share for a total of $37,500 and 1,000,000 shares were issued for cash of $0.03 per share for a total of $30,000 and shareholder contributions of $2,000.

Note 5 - Related Party Transactions

During the year ended March 31, 2009, the Company had noninterest bearing transactions that occurred for which the Company received advances from a shareholder in the amount of $1,200 to fund operating expenses; and such amount is shown as accounts payable shareholder.

Note 6 - Income Taxes

We account for income taxes using the asset and liability approach in accounting for income taxes. Under this approach, deferred tax assets and liabilities are recognized based on anticipated future tax consequences, using currently enacted tax laws, attributable to temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts calculated for income tax purposes.

The Company has Federal net operating loss carryforwards of approximately $69,322 expiring in 2028. Deductible temporary differences of $5,800 comprise startup costs amortized over 60 months for tax and deducted currently for financial statement purposes. The tax benefit of these net operating losses and temporary differences have been offset by a full allowance for realization. The net operating loss carryforward may be limited upon consummation of a business combination under IRC Sections 381 and 382.

Income tax expense (benefit) consists of the following for the fiscal years ended March 31:

	2009	2008
Current taxes	$-	$-
Deferred taxes	1,521	6,088
Less: valuation allowance	(1,521)	(6,088)
Net Income tax provision (benefit)	$-	$-

Our effective tax rate differs from the statutory rate for the fiscal years ended March 31 due to the following (expressed as a percentage of pre-tax income):

	2009	2008
Federal taxes at statutory rate	17.7%	17.7%
State taxes, net of federal tax benefit	3.50%	3.50%
Valuation allowance	-21.2%	-21.2%
Effective income tax rate for continuing operations	0.00%	0.00%

As of March 31, the components of these temporary differences and the deferred tax asset were as follows:

	2009	2008

Deferred Tax Assets:
Net operating loss	$11,528	$9,612

Valuation allowance	(11,528)	(9,612)
	$-	$-

Note 7 – Subsequent Events

Effective August 29, 2011, CH China, LLC, a Colorado limited liability company controlled by Henry F. Schlueter and Les Bates, both directors of the Company, purchased 16,000,000 shares of the Company’s $0.001 par value common stock for an aggregate purchase price of $16,000, of which $1,700 was paid in the form of cash and $16,000 shall be paid  in the form of costs, expenses and services previously provided to and to be provided in the future to the Company during the fiscal year ending March 31, 2012 (the “Stock Purchase”).  In connection with the Stock Purchase, Henry F. Schlueter and Les Bates were appointed officers and directors of the Company and Deborah Salerno resigned as an officer and director of the Company, effective as of August  29, 2011.

As a result of the Stock Purchase, the appointment of Messrs. Schlueter and Bates as officers and directors of the Company, a change of control in the Company has occurred.  There has been no change in the business of the Company as a result of the change of control and the Stock Purchase.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices or financial statement disclosure.

Item 9A.	Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company’s management, including the Company’s sole officer and director, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation, the Company’s sole officer and director concluded that the Company’s disclosure controls and procedures as of March 31, 2009 were effective in providing reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

Evaluation of Internal Controls and Procedures

Our management is also responsible for establishing and maintaining adequate internal control over financial reporting.  The Company’s internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles.

Our internal control over financial reporting includes those policies and procedures that:

●	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company;
●
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations of the Company’s management and directors; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

As of March 31, 2009, we carried out an evaluation of the effectiveness of our internal control over financial reporting based on the framework in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of March 31, 2009 we have material weaknesses in our internal control over financial reporting because we do not have an independent board of directors or audit committee or adequate segregation of duties. We have no independent body to oversee our internal control over financial reporting. The lack of segregation of duties is due to the limited nature and resources of the Company.

This annual report does not include an attestation report of the Company’s registered public accounting firm regarding internal controls over financial reporting.  Management’s report was not subject to attestation by the Company’s registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management’s report in this annual report.

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended March 31, 2009, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information.

Effective August 29, 2011, CH China, LLC, a Colorado limited liability company controlled by Henry F. Schlueter and Les Bates, both directors of the Company, purchased 16,000,000 shares of the Company’s $0.001 par value common stock for an aggregate purchase price of $16,000, of which $1,700 was paid in the form of cash and $16,000 shall be paid in the form of costs, expenses and services previously provided to and to be provided in the future to the Company during the fiscal year ending March 31, 2012.

PART III

Item 10.	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

(a)  Identification of Directors and Executive Officers.  The following table sets forth certain information regarding the Company’s directors and executive officers:

Name	Age	Position

Henry F. Schlueter	60	President, Secretary and Director
Les Bates	68	Chief Financial Officer and Director

The term of office of each director expires at our annual meeting of stockholders or until their successors are duly elected and qualified.  Directors are not compensated for serving as such. Officers serve at the discretion of the Board of Directors.

Henry F. Schlueter, 60, has been our President, Secretary and a director since August 2011.  Mr. Schlueter has been the Managing Director of Schlueter & Associates, P.C., a law firm, practicing in the areas of securities, mergers and acquisitions, finance and corporate law since 1991.  From 1989 to 1991, prior to establishing Schlueter & Associates, P.C., Mr. Schlueter was a partner in the Denver, Colorado office of Kutak Rock (formerly Kutak, Rock & Campbell), and from 1984 to 1989, he was a partner in the Denver office of Nelson & Harding.  Mr. Schlueter is a member of the American Institute of Certified Public Accountants, the Colorado Society of CPA’s, the Colorado and Denver Bar Associations and the Wyoming State Bar.  Mr. Schlueter is also a director of Bonso Electronics International, Inc., a China public company traded on the NASDAQ Global Market.

Les Bates, age 68, has been the Chief Financial Officer and a director of the Company since August 2011.  Mr. Bates is also the founder and principal of Les Bates, C.P.A., P.C. (formerly Les Bates & Associates, Inc.), which was established in 1974.  From May 2003 until August  2009, Mr. Bates as the Chief Financial Officer and a Director of New Frontier Energy, Inc., a publically traded oil and gas exploration company.  Les Bates, CPA, PC has provided a broad range of auditing, accounting and tax services to public and private corporations, consisting of oil and gas companies, oil and gas drilling and development programs, mining and mineral exploration entities, light manufacturing companies, real estate developers, contractors, alternative energy companies and private individuals. Mr. Bates has taught oil and gas accounting classes as an adjunct professor at the University of Colorado — Denver and for the American Institute of Bankers, Denver chapter.

(b)  Significant Employees.

As of the date hereof, the Company has no significant employees.

(c)  Family Relationships.

There are no family relationships among directors, executive officers, or persons nominated or chosen by the issuer to become directors or executive officers.

(d)  Involvement in Certain Legal Proceedings.

There have been no events under any bankruptcy act, no criminal proceedings and no judgments, injunctions, orders or decrees material to the evaluation of the ability and integrity of any director, executive officer, promoter or control person of the Company during the past five years.

(e)  Prior Blank Check Company Experience

None.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s directors and officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company’s securities with the SEC on Forms 3, 4 and 5. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on review of copies of such reports furnished to us and verbal representations that no other reports were required to be filed during the fiscal year ended March 31, 2009, all Section 16(a) filing requirements applicable to its directors, executive officers and 10% owners were met.

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

Item 11.	Executive Compensation.

The following table sets forth the all compensation awarded to, earned by, or paid by paid by the Company to each of our named executive officer and directors for the fiscal years ended March 31, 2009 and 2008.

Name and Position	Year	Salary	Option Awards	All other Compensation	Total
Henry F. Schlueter (1)	2009 2008	None None	None None	None None	None None
Les Bates (1)	2009 2008	None None	None None	None None	None None
Deborah A. Salerno (2)	2009 2008	None None	None None	None None	None None

(1)  Messrs. Schlueter and Bates were appointed officers and directors of the Company effective August 29, 2011.
(2)  Ms. Salerno resigned from her positions as an officer and director of the Company effective as of August 29 2011.

The Company's officers and directors have not received any cash or other compensation since inception.  They will not receive any compensation until the consummation of an acquisition.  No compensation of any nature has been paid for on account of services rendered by a director in such capacity.  Our officers and directors intend to devote very limited time to our affairs.

It is possible that, after the Company successfully consummates a business combination with an unaffiliated entity, that entity may desire to employ or retain members of our management for the purposes of providing services to the surviving entity.

No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by the Company for the benefit of its employees.

There are no understandings or agreements regarding compensation our management will receive after a business combination.

The Company does not have a standing compensation committee or a committee performing similar functions, since the Board of Directors has determined not to compensate the officers and directors until such time that the Company completes a reverse merger or business combination.

Employment Agreements

The Company is not a party to any employment agreements.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

(a)           The following tables set forth certain information as of January 20, 2012, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group.

Name and Address	Amount and Nature of Beneficial Ownership	Percentage of Class

Henry F. Schlueter (1) 1050 17th St. #1750 Denver, Colorado 80265	16,000,000	80%
Les Bates (1) 1050 17th St. #1750 Denver, Colorado 80265	16,000,000	80%
All Officers and Directors as a group (2 individuals)	16,000,000	80%
5% or Greater Holders
CH China, LLC (1) 1050 17th St. #1750 Denver, Colorado 80265	16,000,000	80%
Deborah A. Salerno c/o DAS Consulting LLC 56 Pine Street, #11F New York, NY 10005	1,125,000	5.6%
John P. O’Shea 100 Wall Street, 7th Floor New York, NY 10005	1,125,000	5.6%
Frank L. Kramer P.O. Box 461029 Glendale, CO 80246	1,000,000	5%

 (1) Effective August 29, 2011, CH China, LLC, a Colorado limited liability company purchased 16,000,000 shares of the Company’s Common Stock.  Henry F. Schlueter and Les Bates having voting and dispositive power over the shares owned by CH China, LLC.

(b)    The Company currently has not authorized any compensation plans or individual compensation arrangements.

Item 13.	Certain Relationships and Related Transactions.

The Company utilizes the office space and equipment of its officers and directors at no cost.  Management estimates such costs to be immaterial.

Mr. Henry F. Schlueter, a director of the Company, is the Managing Director of Schlueter & Associates, P.C., a law firm that provides certain legal services to the Company.  During the fiscal years ended March 31, 2009 and 2008, Schlueter & Associates, P.C. did not provide any legal services to the Company.

Except as otherwise indicated herein, there have been no other related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 and Item 407(a) of Regulation S-K.

Item 14.	Principal Accounting Fees and Services

Comiskey & Company, P.C. (“Comiskey”) is the Company’s independent registered public accounting firm.

Audit Fees

The aggregate fees billed by Comiskey for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings were $5,467 for the fiscal year ended March 31, 2009 and $6,075 for the fiscal year ended March 31, 2008.

Audit-Related Fees

There were no fees billed by Comiskey for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal years ended March 31, 2009 and 2008.

Tax Fees

There were no fees billed by Comiskey for professional services for tax compliance, tax advice, and tax planning for the fiscal years ended March 31, 2009 and 2008.

All Other Fees

There were no fees billed by Comiskey for other products and services for the fiscal years ended March 31, 2009 and 2008.

 Audit Committee’s Pre-Approval Process

The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by the Board of Directors.

Part IV

Item 15.	Exhibits, Financial Statement Schedules

(a)  We set forth below a list of our audited financial statements included in Item 8 of this annual report on Form 10-K.

Statement	Page*

Index to Financial Statements

Report of Independent Registered Public Accounting Firm	F-1

Balance Sheet	F-2

Statements of Operations	F-3

Statement of Changes in Stockholder’s Equity (Deficit)	F-4

Statements of Cash Flows	F-5

Notes to Financial Statements	F-6
_____________

(b)  Index to Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

* 3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on July 22, 2005.

* 3.2	By-laws.

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2009.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2009.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Filed as an exhibit to the Company’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on August 14, 2006, and incorporated herein by this reference.

SIGNATURES

In accordance with Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Chatsworth Acquisitions I, Inc.

Dated: May 22, 2012	By:	/s/ Henry F. Schlueter
Henry F. Schlueter
CEO, President, Secretary and Director

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: May 22, 2012	By:	/s/ Henry F. Schlueter
Henry F. Schlueter
CEO, President, Secretary and Director

Dated: May 22, 2012	By:	/s/ Les Bates
Les Bates
CFO and Director