Form 10-Q
period 2009-06-30
CHATSWORTH ACQUISITIONS I INC
filed 2012-05-24
CIK 1372605

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ________ to ________

Commission file number 000-52179

Chatsworth Acquisitions I, Inc.
(Exact name of registrant as specified in its charter)

Delaware	20-3654141
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

1050 17th Street, Suite 1750
Denver, Colorado 80265
 (Address of principal executive offices)

(303) 292-3883
 (Registrant’s telephone number, including area code)

No change
(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☐  No ☒

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes ☐  No ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company.  See definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer	☐	Accelerated filer	☐
Non-accelerated filer	☐	Smaller reporting company	☒
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).  Yes ☒ No ☐ .

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY PROCEEDINGS DURING
THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐  No ☒.

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 20,000,000 shares of common stock outstanding as of May 22, 2012.

CHATSWORTH ACQUISITIONS I, INC.

- INDEX -
		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:	2

	Balance Sheets as of June 30, 2009 (Unaudited) and March 31, 2009	2

	Statements of Operations (Unaudited) for the Three Months Ended June 30, 2009 and 2008 and the Cumulative Period from July 22, 2005 (Inception) to June 30, 2009	3

	Statements of Cash Flows (Unaudited) for the Three Months Ended June 30, 2009 and 2008 and the Cumulative Period from July 22, 2005 (Inception) to June 30, 2009	4

	Notes to Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11

Item 4.	Controls and Procedures	11

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	12

Item 1A.	Risk Factors	12

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3.	Defaults Upon Senior Securities	12

Item 4.	Removed and Reserved	12

Item 5.	Other Information	12

Item 6.	Exhibits	12

Signatures		13

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

Chatsworth Acquisition I, Inc.
(A Development Stage Company)
Balance Sheets

	June 30,	March 31,
	2009	2009
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,382	$1,382

Total current assets	1,382	1,382

TOTAL ASSETS	$1,382	$1,382

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$395	$1,204
Accounts payable, shareholder	1,200	-
Total current liabilities	1,595	1,204

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.001 par value; 75,000,000 shares authorized; 4,000,000 shares issued and outstanding	4,000	4,000
Additional paid-in capital	65,500	65,500
Deficit accumulated during the development stage	(69,713)	(69,322)

Total stockholders' equity	(213)	178

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,382	$1,382

The accompanying notes are an integral part of these financial statements.

Chatsworth Acquisition I, Inc.
(A Development Stage Company)
Statement of Operations
For the period from inception (July 22, 2005) to June 30, 2009
(Unaudited)

	For the three months ended June 30,	For the three months ended June 30,	For the period from inception (July 22, 2005) to June 30
	2009	2008	2009

REVENUES	$-	$-	$82

EXPENSES
Selling, general and administrative	391	3,314	69,795

NET LOSS	$(391)	$(3,314)	$(69,713)

NET LOSS PER SHARE	$-	$-	$(0.03)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	4,000,000	4,000,000	2,668,520

The accompanying notes are an integral part of these financial statements

Chatsworth Acquisition I, Inc.
(A Development Stage Company)
Statement of Cash Flows
For the period from inception (July 22, 2005) to June 30, 2009
(Unaudited)

	For the three months ended June 30,	For the three months ended June 30,	For the period from inception (July 22, 2005) to June 30,
	2009	2008	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(391)	$(3,314)	$(69,713)
Adjustments to reconcile net loss to net cash flows from operating activities:
Increase (decrease) in accounts payable	(809)	`	395
Increase (decrease) in accounts payable, shareholder	1,200	3,227	1,200
Net cash flows from operating activities	-	(87)	(68,118)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Shareholder contributions	-	-	2,000
Due to shareholder	-	-	-
Issuance of common stock		-	67,500
Net cash flows from financing activities	-	-	69,500

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	(87)	1,382

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,382	8,217	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,382	$8,130	$1,382

The accompanying notes are an integral part of these financial statements.

Chatsworth Acquisitions I, Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2009

1.  Management’s Representation of Interim Financial Information

The accompanying financial statements have been prepared by Chatsworth Acquisitions I, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at March 31, 2009.

Note 1- Organization and Basis of Presentation

Development Stage Company

    Chatsworth Acquisitions I, Inc. (a development stage company) (the "Company") was incorporated under the laws of the State of Delaware on July 22, 2005. The principal office of the corporation is 1050 17th Street, Suite 1750, Denver, CO, 80265.

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

    We have not filed financial statements with the Securities and Exchange Commission (“SEC”) since our Form 10-K for the year ended March 31, 2009.  Subsequent to filing the financial statements contained herein we intend to complete and file with the SEC our financial statements for all periods including September 30, 2009 through the date of this quarterly report.

    Since its inception, the Company has incurred a net loss of $69,713. Since inception the Company has been dependent upon receipt of capital investment or other financing to fund its continuing activities. The Company has not identified any business combination and therefore, ascertains with any degree of certainty the capital requirements for any particular transaction. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. These factors indicate substantial doubt that the Company will be able to continue as a going concern. The accompanying financial statements have been presented on the basis of the continuation of the Company as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2 – Liquidity

    These financial statements have been prepared on a going concern basis.  To date, we have not generated any revenues from operations and have incurred losses since inception, resulting in a deficit accumulated during the development stage of $69,713, as of June 30, 2009 and have a shareholder’s deficit of $213.  Further losses are anticipated as we continue to be in the development stage.  Our ability to continue operations depends upon our ability to generate profitable operations in the future and/or to raise additional funds through equity or debt financing.   Since inception, we have raised $69,500 through the sale of equity securities which has been used primarily to provide operating funds.

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

Consideration of Other Comprehensive Income Items

    ASC 220 establishes standards for the reporting  and display of comprehensive income or loss, requiring its components to  be reported in a financial statement. For the period ended June 30, 2009 our  only component of comprehensive income or loss was the net loss reported in the  operations  statement.

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

New Accounting Standards

    There have been various accounting standards and updates recently issued, none of which are expected to have a material impact on the Company's financial position, operations, or cash flows.

Note 4 - Stockholders’ Equity

    As of June 30, 2009, 75,000,000 shares of the Company’s $0.001 par value common stock had been authorized. Of the total shares authorized for issuance 3,000,000 were issued for cash of $0.0125 per share for a total of $37,500 and 1,000,000 shares were issued for cash of $0.03 per share for a total of $30,000 and shareholder contributions of $2,000.

Note 5 - Related Party Transactions

    As of the date hereof, one shareholder is acting as officer of the Company, and is the owner of 1,125,000 shares of its issued and outstanding common stock, constituting 28.125% of the Company’s issued and outstanding common stock.

    During the three months ended June 30, 2009, the Company had noninterest bearing transactions that occurred for which the company received advances from a shareholder in the amount of $1,200 to fund operating expenses; and such amount is shown as an  accounts payable shareholder.

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

    At March 31, 2009, the Company had Federal net operating loss carryforwards of approximately $68,166expiring in various years through 2028. Deductible temporary differences of $1,547comprised startup costs amortized over 60 months for tax and deducted currently for financial statement purposes. The tax benefit of these net operating losses and temporary differences have been offset by a full allowance for realization. The net operating loss carryforward may be limited upon consummation of a business combination under IRC Sections 381 and 382.

    Income tax expense (benefit) consists of the following for the three month period ended June 30:

	2009	2008
Current taxes	$-	$-
Deferred taxes	72	613
Less: valuation allowance	(72)	(613)
Net Income tax provision (benefit)	$-	$-

    Our effective tax rate differs from the statutory rate for the three month period ended June 30, 2009 and 2008 due to the following (expressed as a percentage of pre-tax income):

Federal taxes at statutory rate	15.0%	15.0%
State taxes, net of federal tax benefit	3.50%	3.50%
Valuation allowance	-18.5%	-18.5%
Effective income tax rate for continuing operations	0.00%	0.00%

As of June 30, 2009, the components of these temporary differences and the deferred tax asset were as follows:

	2009	2008

Deferred Tax Assets:
Net operating loss and deductible temporary differences	$12,897	$13,394

Valuation allowance	(12,897)	(13,394)
	$-	$-

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

 Liquidity and Capital Resources

As of June 30, 2009, the Company had assets equal to $1,382, comprised exclusively of cash and cash equivalents.  This compares with assets of $1,382, comprised exclusively of cash and cash equivalents as of March 31, 2009. The Company’s liabilities as of June 30, 2009 were $1,595.  This compares with total liabilities of $1,204 as of March 31, 2009. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the three months ended June 30, 2009 and 2008 and for the cumulative period from July 22, 2005 (Inception) to June 30, 2009.

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	For the Cumulative Period from July 22, 2005 (Inception) to June 30, 2009
Net Cash (Used in) Operating Activities	$-	$(3,314)	$(68,118)
Net Cash (Used in) Investing Activities	-	-	-
Net Cash Provided by Financing Activities	-	-	69,500

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

Results of Operations

    The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from July 22, 2005 2010 (Inception) to June 30, 2009.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

    For the three months ended June 30, 2009, the Company had a net loss of $391 consisting of selling, general and administrative expenses.

            For the three months ended June 30, 2008, the Company had a net loss of $3,314 consisting of selling, general and administrative expenses.

    For the cumulative period from July 22, 2005 (Inception) to June 30, 2009, the Company had a net loss of $69,713 consisting of selling, general and administrative expenses.

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

    As of June 30, 2009, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that we have material weaknesses in our internal control over financial reporting because we do not have an independent board of directors or audit committee or adequate segregation of duties. We have no independent body to oversee our internal control over financial reporting. The lack of segregation of duties is due to the limited nature and resources of the Company.

    We plan to rectify these deficiencies upon consummation of a business combination with an operating company that has an independent board of directors in place and the resources to eliminate the lack of segregation of duties.

Changes in Internal Controls

    There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2009 that have materially affected or are reasonably likely to materially affect our internal controls.

PART II — OTHER INFORMATION

Item 1.  Legal Proceedings.

    There are presently no material pending legal proceedings to which the Company, any of its subsidiaries, any executive officer, any owner of record or beneficially of more than five percent of any class of voting securities is a party or as to which any of its property is subject, and no such proceedings are known to the Company to be threatened or contemplated against it.

Item 1A.  Risk Factors.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Removed and Reserved.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

(a)  Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

* 3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on July 22, 2005.

* 3.2	By-laws.

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2009.

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

Dated: May 22, 2012	Chatsworth Acquisitions I, Inc.

	By:	/s/ Henry F. Schlueter
Henry F. Schlueter
CEO, President, Secretary and Director

Dated: May 22, 2012	By:	/s/ Les Bates
Les Bates
CFO