Form 10-Q
period 2009-09-30
CHATSWORTH ACQUISITIONS I INC
filed 2012-05-24
CIK 1372605

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

CHATSWORTH ACQUISITIONS I, INC.

- INDEX -
		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:	2

	Balance Sheets as of September 30, 2009 (Unaudited) and March 31, 2009	2

	Statements of Operations (Unaudited) for the Three- and Six-Months Ended September 30, 2009 and 2008 and the Cumulative Period from July 22, 2005 (Inception) to September 30, 2009	3

	Statements of Cash Flows (Unaudited) for the Six Months Ended September 30, 2009 and 2008 and the Cumulative Period from July 22, 2005 (Inception) to September 30, 2009	4

	Notes to Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11

Item 4.	Controls and Procedures	11

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	12

Item 1A.	Risk Factors	12

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3.	Defaults Upon Senior Securities	12

Item 4.	Removed and Reserved	12

Item 5.	Other Information	12

Item 6.	Exhibits	12

Signatures		13

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

Chatsworth Acquisition I, Inc.
(A Development Stage Company)
Balance Sheets

	September 30,	March 31,
	2009	2009
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,382	$1,382

Total current assets	1,382	1,382

TOTAL ASSETS	$1,382	$1,382

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$395	$1,204
Accounts payable, shareholder	1,200	-
Total current liabilities	1,595	1,204

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.001 par value; 75,000,000 shares authorized; 4,000,000 shares issued and outstanding	4,000	4,000
Additional paid-in capital	65,500	65,500
Deficit accumulated during the development stage	(69,713)	(69,322)

Total stockholders' equity	(213)	178

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,382	$1,382

The accompanying notes are an integral part of these financial statements.

Chatsworth Acquisition I, Inc.
(A Development Stage Company)
Statement of Operations
For the period from inception (July 22, 2005) to September 30, 2009
(Unaudited)

	For the three months ended September 30,	For the three months ended September 30,	For the six months ended September 30,	For the six months ended September 30,	For the period from inception (July 22, 2005) to September 30
	2009	2008	2009	2008	2009

REVENUES	$-	$-	$-	$-	$82

EXPENSES
Selling, general and administrative	-	2,521	391	5,835	69,795

NET LOSS	$-	$(2,521)	$(391)	$(5,835)	$(69,713)

NET LOSS PER SHARE	$-	$-	$-	$-	$(0.03)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	4,000,000	4,000,000	4,000,000	4,000,000	2,748,530

The accompanying notes are an integral part of these financial statements

Chatsworth Acquisition I, Inc.
(A Development Stage Company)
Statement of Cash Flows
For the period from inception (July 22, 2005) to Septebber 30, 2009
(Unaudited)

	For the six months ended September 30,	For the six months ended September 30,	For the period from inception (July 22, 2005) to September 30,
	2009	2008	2009

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(391)	$(5,835)	$(69,713)
Adjustments to reconcile net loss to net cash flows from operating activities:
Increase (decrease) in accounts payable	(809)	846	395
Increase (decrease) in accounts payable, shareholder	1,200		1,200
Net cash flows from operating activities	-	(4,989)	(68,118)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Shareholder contributions	-	-	2,000
Due to shareholder	-	-	-
Issuance of common stock		-	67,500
Net cash flows from financing activities	-	-	69,500

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	(4,989)	1,382

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,382	8,217	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,382	$3,228	$1,382

The accompanying notes are an integral part of these financial statements.

Chatsworth Acquisitions I, Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2009

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

We have not filed financial statements with the Securities and Exchange Commission (“SEC”) since our Form 10-Q for the quarter ended June 30, 2009.  Subsequent to filing the financial statements contained herein we intend to complete and file with the SEC our financial statements for all periods including December 31, 2009 through the current date.

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

Note 2 – Liquidity

These financial statements have been prepared on a going concern basis.  To date, we have not generated any revenues from operations and have incurred losses since inception, resulting in a deficit accumulated during the development stage of $69,713, as of September 30, 2009 and have a shareholder’s deficit of $213.  Further losses are anticipated as we continue to be in the development stage.  Our ability to continue operations depends upon our ability to generate profitable operations in the future and/or to raise additional funds through equity or debt financing.   Since inception, we have raised $69,500 through the sale of equity securities which has been used primarily to provide operating funds.

Note 3 – Summary of Significant Accounting Policies

Accounting Method
Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions relate to valuation allowances for deferred tax assets .We base our estimates on historical experience and on various other assumptions that we believe are reasonable under the circumstances. Accordingly, actual results may differ significantly from these estimates under different assumptions or conditions.

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

Consideration of Other Comprehensive Income Items
ASC 220 — Reporting Comprehensive Income, requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic financial statements. For the quarters ended September 30, 2009 and 2008, the Company’s financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

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

Note 4 - Stockholders’ Equity

As of September 30, 2009, 75,000,000 shares of the Company’s $0.001 par value common stock had been authorized. Of the total shares authorized for issuance 3,000,000 were issued for cash of $0.0125 per share for a total of $37,500 and 1,000,000 shares were issued for cash of $0.03 per share for a total of $30,000 and shareholder contributions of $2,000.

Note 5 - Related Party Transactions

As of the date hereof, one shareholder is acting as officer of the Company, and is the owner of 1,125,000 shares of its issued and outstanding common stock, constituting 28.125% of the Company’s issued and outstanding common stock.

Through the nine months ended September 30, 2009, the Company has  received advances from a shareholder in the amount of $1,200 to fund operating expenses; and such amount is shown as an  accounts payable shareholder.

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

At March 31, 2009, the Company had Federal net operating loss carryforwards of approximately $68,166 expiring in various years through 2028. Deductible temporary differences of $1,547  comprised startup costs amortized over 60 months for tax and deducted currently for financial statement purposes. The tax benefit of these net operating losses and temporary differences have been offset by a full allowance for realization. The net operating loss carryforward may be limited upon consummation of a business combination under IRC Sections 381 and 382.

Income tax expense (benefit) consists of the following for the six month period ended September 30:

	2009	2008
Current taxes	$-	$-
Deferred taxes	72	1,079
Less: valuation allowance	(72)	(1,079)
Net Income tax provision (benefit)	$-	$-

Our effective tax rate differs from the statutory rate for the Six month period ended September 30, 2009 and 2008 due to the following (expressed as a percentage of pre-tax income):

Federal taxes at statutory rate	15.0%	15.0%
State taxes, net of federal tax benefit	3.50%	3.50%
Valuation allowance	-18.5%	-18.5%
Effective income tax rate for continuing operations	0.00%	0.00%

As of September 30, 2009, the components of these temporary differences and the deferred tax asset were as follows:

	2009	2008

Deferred Tax Assets:
Net operating loss and deductible temporary differences	$12,897	$14,111

Valuation allowance	(12,897)	(14,111)
	$-	$-

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

 Liquidity and Capital Resources

As of September 30, 2009, the Company had assets equal to $1,382, comprised exclusively of cash and cash equivalents.  This compares with assets of $1,382, comprised exclusively of cash and cash equivalents as of March 31, 2009. The Company’s liabilities as of September 30, 2009 were $1,595.  This compares with total liabilities of $1,204 as of March 31, 2009. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the six months ended September 30, 2009 and 2008 and for the cumulative period from July 22, 2005 (Inception) to September 30, 2009.

	Six Months Ended September 30, 2009	Six Months Ended September 30, 2008	For the Cumulative Period from July 22, 2005 (Inception) to September 30, 2009
Net Cash (Used in) Operating Activities	$-	$(4,989)	$(68,118)
Net Cash (Used in) Investing Activities	-	-	-
Net Cash Provided by Financing Activities	-	-	69,500

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

Results of Operations

    The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from July 22, 2005 (Inception) to September 30, 2009.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

    For the six months ended September 30, 2009, the Company had a net loss of $391 consisting of selling, general and administrative expenses.

            For the six months ended September 30, 2008, the Company had a net loss of $5,835 consisting of selling, general and administrative expenses.

    For the cumulative period from July 22, 2005 (Inception) to September 30, 2009, the Company had a net loss of $69,713 consisting of selling, general and administrative expenses.

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

    As of September 30, 2009, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that we have material weaknesses in our internal control over financial reporting because we do not have an independent board of directors or audit committee or adequate segregation of duties. We have no independent body to oversee our internal control over financial reporting. The lack of segregation of duties is due to the limited nature and resources of the Company.

    We plan to rectify these deficiencies upon consummation of a business combination with an operating company that has an independent board of directors in place and the resources to eliminate the lack of segregation of duties.

Changes in Internal Controls

    There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2009 that have materially affected or are reasonably likely to materially affect our internal controls.

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2009.

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