Form 10-K
period 2010-03-31
CHATSWORTH ACQUISITIONS I INC
filed 2012-05-24
CIK 1372605

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2010

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

As of May 22, 2012, there were 20,000,000 shares of common stock outstanding.

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

Because we may seek to complete a business combination through a “reverse merger,” following such a transaction we may not be able to attract the attention of major brokerage firms.

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

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 75,000,000 shares of common stock, par value $.001 per share (the “Common Stock”). The Common Stock is not listed on a publicly-traded market. As of May 22, 2012, there were approximately 36 holders of record of the Common Stock and an aggregate of 20,000,000 shares of Common Stock outstanding.

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

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

The Company did not sell any equity securities that were not registered under the Securities Act during the quarter ended March 31, 2010.

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

 Liquidity and Capital Resources

As of March 31, 2010, the Company had assets equal to $1,382, comprised exclusively of cash and cash equivalents.  This compares with assets of $1,382, comprised exclusively of cash and cash equivalents as of March 31, 2009. The Company’s liabilities as of March 31, 2010 were $1,595.  This compares with total liabilities of $1,204 as of March 31, 2009. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the years ended March 31, 2010 and 2009 and for the cumulative period from July 22, 2005 (Inception) to March 31, 2010.

	Fiscal Year Ended March 31, 2010	Fiscal Year Ended March 31, 2009	For the Cumulative Period from July 22, 2005 (Inception) to March 31, 2010
Net Cash (Used in) Operating Activities	$(391)	$(8,035)	$(69.713)
Net Cash (Used in) Investing Activities	-	-	-
Net Cash Provided by Financing Activities	-	-	69,500

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from July 22, 2005  (Inception) to March 31, 2010.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the fiscal year ended March 31, 2010, the Company had a net loss of $391 consisting of selling, general and administrative expenses.

                For the fiscal year ended March 31, 2009, the Company had a net loss of $8,035 consisting of selling, general and administrative expenses.

For the cumulative period from July 22, 2005 (Inception) to March 31, 2010, the Company had a net loss of $69,713 consisting of selling, general and administrative expenses.

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

Chatsworth Acquisitions I, Inc.
 (A Development Stage Company)
FINANCIAL STATEMENTS

Contents

Page
Report of Independent Registered Public Accounting Firm	F-2

Financial Statements

Balance Sheets as of March 31, 2010 and March 31, 2009	F-3

Statements of Operations for the years ended March 31, 2010 and March 31, 2009 and the Cumulative Period from July 22, 2005 (Date of Inception) to March 31, 2010	F-4

Statement of Stockholders’ Deficit for the Period from July 22, 2005 (Date of Inception) to March 31, 2010	F-5

Statements of Cash Flows for the years ended March 31, 2010 and March 31, 2009and the Cumulative Period from July 22, 2005 (Date of Inception) to March 31, 2010	F-6

Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Chatsworth Acquisitions I, Inc.

We have audited the accompanying balance sheets of Chatsworth Acquisitions I, Inc ("The Company') as of March 31, 2010 and 2009, and the related statements of income, stockholders' equity, and cash flows for the years ended March 31, 2010 and 2009. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chatsworth Acquisitions I, Inc. as of March 31, 2010 and 2009, and the results of its operations and its cash flows for the years ended March 31, 2010 and 2009 in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As described in Note 1 to the financial statements, the Company has recurring losses, has negative working capital and has a total stockholders’ deficit, which raise substantial doubt about its ability to continue as a going concern. Management's plans regarding those matters also are described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ Comiskey & Company
PROFESSIONAL CORPORATION

Denver, Colorado
January 17, 2012

Chatsworth Acquisitions I, Inc.
(A Development Stage Company)
BALANCE SHEET
March 31, 2010

	For the year	For the year
	ended March 31,	ended March 31,
	2010	2009

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,382	$1,382

Total current assets	1,382	1,382

TOTAL ASSETS	$1,382	$1,382

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$1,595	$1,204
Total current liabilities	1,595	1,204

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.001 par value; 75,000,000 shares authorized; 4,000,000 shares issued and outstanding	4,000	4,000
Additional paid-in capital	65,500	65,500
Deficit accumulated during the development stage	(69,713)	(69,322)

Total stockholders' equity	(213)	178

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,382	$1,382

The accompanying notes are an integral part of these financial statements.

Chatsworth Acquisitions I, Inc.
(A Development Stage Company)
STATEMENT OF OPERATIONS
For the period from inception (July 22, 2005) to March 31, 2010

	For the year ended March 31,	For the year ended March 31,	For the period from inception (July 22, 2005) to March 31,
	2010	2009	2010

REVENUES	$0	$0	$82

EXPENSES
Selling, general and administrative	391	8,035	69,795

NET LOSS	$(391)	$(8,035)	$(69713)

NET LOSS PER SHARE	$(0.00)	$(0.00)	$(0.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	4,000,000	4,000,000	2,881,494

The accompanying notes are an integral part of these financial statements.

Chatsworth Acquisitions I, Inc.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
For the period from inception (July 22, 2005) to March 31, 2010

	For the year ended March 31,	For the year ended March 31,	For the period from inception (July 22, 2005) to March 31,
	2010	2009	2010

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(391)	$(8,035)	$(69,713)
Adjustments to reconcile net loss to net cash flows from operating activities:
Increase (decrease) in accounts payable	(809)	-	395
Due to shareholder	-	-	-
Net cash flows from operating activities	-	(6,835)	(68,118)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Shareholder contributions	-	-	2,000
Issuance of common stock	-	-	-
Net cash flows from financing activities	-	-	69,500

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	(6,835)	1,382

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,382	8,217	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,382	$1,382	$1,382

The accompanying notes are an integral part of these financial statements.

Chatsworth Acquisitions I, Inc.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY
For the period from inception (July 22, 2005) to March 31, 2010

				Deficit
				accumulated
	Common stock		Additional	during the	Total
	Number of		paid-in	development	stockholders’
	shares	Amount	capital	stage	equity

Common stock issued for cash, July 22, 2005 at $0.0125 per share	1,000,000	$1,000	$11,500	$-	$12,500

Shareholder contributions July 22, 2005	-	-	2,000	-	2,000

Net loss for the period ended March 31, 2006	-	-	-	(12,500)	(12,500)

Balance, March 31, 2006	1,000,000	1,000	13,500	(12,500)	2,000

Common stock issued for cash, December 10, 2006 at $0.0125 per share	1,000,000	1,000	11,500	-	12,500

Common stock issued for cash, December 27, 2006 at $0.0125 per share	1,000,000	1,000	11,500	-	12,500

Net loss for the year ended March 31, 2007	-	-	-	(16,635)	(16,635)

Balance, March 31, 2007	3,000,000	3,000	36,500	(29,135)	10,365

Common stock issued for cash, December 26, 2007 at $0.03 per share	1,000,000	1,000	29,000	-	30,000

Net loss for the year ended March 31, 2008	-	-	-	(32,152)	(32,152)

Balance, March 31, 2008	4,000,000	4,000	65,500	(61,287)	8,213

Net loss for the year ended March 31, 2009	-	-	-	(8,035)	(8,035)

Balance, March 31, 2009	4,000,000	$4,000	$65,500	$(69,322)	$178
Net Loss for the year ended March 31, 2010	-	-	-	(391)	(391)
Balance, March 31, 2010	4,000,000	$4,000	$65,500	$(69,731)	$(213)

The accompanying notes are an integral part of these financial statements.

Chatsworth Acquisitions I, Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2010 and 2009

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

The Company have not filed financial statements with the Securities and Exchange Commission (“SEC”) since our Form 10-Q for the quarter ended December 31, 2009.  Subsequent to filing the financial statements contained herein the Company intend to complete and file with the SEC our financial statements for all periods including June 30, 2010 through the current date.

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

Note 2 – Liquidity

These financial statements have been prepared on a going concern basis.  To date, The Company has not generated any revenues from operations and have incurred losses since inception, resulting in a deficit accumulated during the development stage of  $69,713, as of  March 31, 2010 and have a shareholder’s deficit of $213.  Further losses are anticipated as the Company continue to be in the exploration stage.  Our ability to continue operations depends upon our ability to generate profitable operations in the future and/or to raise additional funds through equity or debt financing.   Since inception, the Company have raised $69,500 through the sale of equity securities which has been used primarily to provide operating funds.

Note 3 – Summary of Significant Accounting Policies

Accounting Method
Our financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America ("U.S. GAAP"). The preparation of our financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities and related disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. The more significant areas requiring the use of management estimates and assumptions relate to valuation allowances for deferred tax assets .The Company base their estimates on historical experience and on various other assumptions that the Company believe are reasonable under the circumstances. Accordingly, actual results may differ significantly from these estimates under different assumptions or conditions.

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

Consideration of Other Comprehensive Income Items
ASC 220 — Reporting Comprehensive Income, requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic financial statements. For the years ended March 31, 2010 and 2009, the Company’s financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

Stock Basis
Shares of common stock issued for other than cash have been assigned amounts equivalent to the fair value of the service or assets received in exchange.

Income Taxes
Deferred income taxes are recognized using the liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carry-forwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of the changes in tax laws and rates of the date of enactment.  The Company  has not fully evaluated the existence of uncertain tax positions relating to unfiled federal income tax returns.

Net Loss per Common Share
Basic loss per share is computed by dividing by the weighted-average number of shares outstanding during the period.

New Accounting Standards
Accounting standards-setting organizations frequently issue new or revised accounting rules. The Company have reviewed all new pronouncements that have been issued since the filing of our Form 10-Q for the nine months ended  December 31, 2010 to determine their impact, if any, on our financial statements.

In February 2010, the FASB issued ASU 2010-09, Subsequent Events, Amendment to Certain Recognition and Disclosure Requirements, to remove the requirement for SEC filers to disclose the date through which an entity has evaluated subsequent events. This change removes potential conflicts with current SEC guidance and clarifies the intended scope of the reissuance disclosure provisions. The update was effective upon its date of issuance, February 24, 2010, and the Company adopted the amendment accordingly. As the update only pertained to disclosures, it had no impact on our financial position, results of operations, or cash flows upon adoption.

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

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (Topic 820), which requires reporting entities to make new disclosures about recurring or nonrecurring fair value measurements including significant transfers into and out of Level 1 and Level 2 fair value measurements and information on purchases, sales, issuances, and settlements on a gross basis in the reconciliation of Level 3 fair value measurements. ASU 2010-6 is effective for annual reporting periods beginning after December 15, 2009, except for Level 3 reconciliation disclosures which are effective for annual periods beginning after December 15, 2010. The Company do not have any assets or liabilities classified as Level 3. The Company have adopted the Level 1 and Level 2 amendments accordingly. As the update only pertained to disclosures, it had no impact on our financial position, results of operations, or cash flows upon adoption.

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

Note 4 - Stockholders’ Equity

As of March 31, 2010, 75,000,000 shares of the Company’s $0.001 par value common stock had been authorized. Of the total shares authorized for issuance 3,000,000 were issued for cash of $0.0125 per share for a total of $37,500 and 1,000,000 shares were issued for cash of $0.03 per share for a total of $30,000 and shareholder contributions of $2,000.00.

Note 5 - Related Party Transactions

As of the date hereof, one shareholder is acting as officer of the Company, and is the owner of 1,125,000 shares of its issued and outstanding common stock, constituting 28.125% of the Company’s issued and outstanding common stock.

During the year ended March 31, 2010 the Company had noninterest bearing transactions that occurred for which the company received advances from a shareholder in the amount of $1,200 to fund operating expenses; and such amount is shown as accounts payable shareholder.

Note 6 - Income Taxes

The Company account for income taxes using the asset and liability approach in accounting for income taxes. Under this approach, deferred tax assets and liabilities are recognized based on anticipated future tax consequences, using currently enacted tax laws, attributable to temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts calculated for income tax purposes.

The Company has Federal net operating loss carryforwards of approximately $69,713 expiring 2028. Deductible temporary differences of $5,800 comprise startup costs amortized over 60 months for tax and deducted currently for financial statement purposes. The tax benefit of these net operating losses and temporary differences have been offset by a full allowance for realization. The net operating loss carryforward may be limited upon consummation of a business combination under IRC Sections 381 and 382.

Income tax expense (benefit) consists of the following for the fiscal years ended March 31:

	2010	2009
Current taxes	$-	$-
Deferred taxes	74	1521
Less: valuation allowance	(74)	(1521)
Net Income tax provision (benefit)	$-	$-

Our effective tax rate differs from the statutory rate for the fiscal years ended March 31 due to the following (expressed as a percentage of pre-tax income):

Federal taxes at statutory rate	17.7%	17.7%
State taxes, net of federal tax benefit	3.50%	3.50%
Valuation allowance	-21.2%	-21.2%
Effective income tax rate for continuing operations	0.00%	0.00%

As of March 31, 2010, the components of these temporary differences and the deferred tax asset were as follows:

	2010	2009

Deferred Tax Assets:
Net operating loss	$11,621	$11,528

Valuation allowance	(11,621)	(11,528)
	$-	$-

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

Note 8 – Concentration of Risk

As of March 31, 2010 and 2009 deposits did not exceed federally insured deposits limits from the FDIC. No concentrations of credit risk noted.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company’s management, including the Company’s sole officer and director, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation, the Company’s sole officer and director concluded that the Company’s disclosure controls and procedures as of March 31, 2010 were effective in providing reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

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

As of March 31, 2010, we carried out an evaluation of the effectiveness of our internal control over financial reporting based on the framework in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of March 31, 2010 we have material weaknesses in our internal control over financial reporting because we do not have an independent board of directors or audit committee or adequate segregation of duties. We have no independent body to oversee our internal control over financial reporting. The lack of segregation of duties is due to the limited nature and resources of the Company.

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

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended March 31, 2010, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

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

(e)  Prior Blank Check Company Experience

None.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s directors and officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company’s securities with the SEC on Forms 3, 4 and 5. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on review of copies of such reports furnished to us and verbal representations that no other reports were required to be filed during the fiscal year ended March 31, 2010, all Section 16(a) filing requirements applicable to its directors, executive officers and 10% owners were met.

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

The following table sets forth the all compensation awarded to, earned by, or paid by paid by the Company to each of our named executive officer and directors for the fiscal years ended March 31, 2010 and 2009.

Name and Position	Year	Salary	Option Awards	All other Compensation	Total
Henry F. Schlueter (1)	2010 2009	None None	None None	None None	None None
Les Bates (1)	2010 2009	None None	None None	None None	None None
Deborah A. Salerno (2)	2010 2009	None None	None None	None None	None None

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

Mr. Henry F. Schlueter, a director of the Company, is the Managing Director of Schlueter & Associates, P.C., a law firm that provides certain legal services to the Company.  During the fiscal years ended March 31, 2010 and 2009, Schlueter & Associates, P.C. did not provide any legal services to the Company.

Except as otherwise indicated herein, there have been no other related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 and Item 407(a) of Regulation S-K.

Item 14.	Principal Accounting Fees and Services

Comiskey & Company, P.C. (“Comiskey”) is the Company’s independent registered public accounting firm.

Audit Fees

The aggregate fees billed by Comiskey for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings were $0 for the fiscal year ended March 31, 2010 and $5,467 for the fiscal year ended March 31, 2009.

Audit-Related Fees

There were no fees billed by Comiskey for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal years ended March 31, 2010 and 2009.

Tax Fees

There were no fees billed by Comiskey for professional services for tax compliance, tax advice, and tax planning for the fiscal years ended March 31, 2010 and 2009.

All Other Fees

There were no fees billed by Comiskey for other products and services for the fiscal years ended March 31, 2010 and 2009.

 Audit Committee’s Pre-Approval Process

The Board of Directors acts as the audit committee of the Company, and accordingly, all services are approved by the Board of Directors.

Part IV

Item 15.	Exhibits, Financial Statement Schedules

(a)  We set forth below a list of our audited financial statements included in Item 8 of this annual report on Form 10-K.

Statement	Page*

Index to Financial Statements	F-1

Report of Independent Registered Public Accounting Firm	F-2

Balance Sheet	F-3

Statements of Operations	F-4

Statement of Changes in Stockholder’s Equity (Deficit)	F-5

Statements of Cash Flows	F-6

Notes to Financial Statements	F-8
___________

(b)  Index to Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

* 3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on July 22, 2005.

* 3.2	By-laws.

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2010.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2010.

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