Form 10-K
period 2011-03-31
CHATSWORTH ACQUISITIONS I INC
filed 2012-06-14
CIK 1372605

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2011

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

As of June 6, 2012, there were 20,000,000 shares of common stock outstanding.

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

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 75,000,000 shares of common stock, par value $.001 per share (the “Common Stock”). The Common Stock is not listed on a publicly-traded market. As of June 6, 2012, there were approximately 36 holders of record of the Common Stock and an aggregate of 20,000,000 shares of Common Stock outstanding.

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

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities

The Company did not sell any equity securities that were not registered under the Securities Act during the quarter ended March 31, 2011.

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

 Liquidity and Capital Resources

As of March 31, 2011, the Company had assets equal to $1,382, comprised exclusively of cash and cash equivalents.  This compares with assets of $1,382, comprised exclusively of cash and cash equivalents as of March 31, 2010. The Company’s liabilities as of March 31, 2011 were $2,001.  This compares with total liabilities of $1,595 as of March 31, 2010. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the years ended March 31, 2011 and 2010 and for the cumulative period from July 22, 2005 (Inception) to March 31, 2011.

	Fiscal Year Ended March 31, 2011		Fiscal Year Ended March 31, 2010		For the Cumulative Period from July 22, 2005 (Inception) to March 31, 2011
Net Cash (Used in) Operating Activities	$	(-)	$	(-)	$(68,118)
Net Cash (Used in) Investing Activities		-		-	-
Net Cash Provided by Financing Activities		-		-	69,500

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from July 22, 2005  (Inception) to March 31, 2011.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the fiscal year ended March 31, 2011, the Company had a net loss of $406 consisting of selling, general and administrative expenses.

            For the fiscal year ended March 31, 2010, the Company had a net loss of $391 consisting of selling, general and administrative expenses.

For the cumulative period from July 22, 2005 (Inception) to March 31, 2011, the Company had a net loss of $70,119 consisting of selling, general and administrative expenses.

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

Chatsworth Acquisitions I, Inc.
 (A Development Stage Company)
FINANCIAL STATEMENTS

Contents
Page
Report of Independent Registered Public Accounting Firm	F-1

Financial Statements

Balance Sheets as of March 31, 2011 and March 31, 2010	F-2

Statements of Operations for the years ended March 31, 2011 and 2010 and the Cumulative Period from July 22, 2005 (Date of Inception) to March 31, 2011	F-3

Statement of Stockholders’ Deficit for the Period from July 22, 2005 (Date of Inception) to March 31, 2011	F-4

Statements of Cash Flows for the years ended March 31, 2011 and 20010 and the Cumulative Period from July 22, 2005 (Date of Inception) to March 31, 2011	F-5

Notes to Financial Statements	F-6

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Chatsworth Acquisitions I, Inc.

We have audited the accompanying balance sheets of Chatsworth Acquisitions I, Inc ("The Company') as of March 31, 2011 and 2010, and the related statements of income, stockholders' equity, and cash flows for the years ended March 31, 2011 and 2010 and for the period from inception (July 22, 2005) to March 31, 2011. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chatsworth Acquisitions I, Inc. as of March 31, 2011 and 2010, and the results of its operations and its cash flows for the years ended March 31, 2011 and 2010 and for the period from inception (July 22, 2005) to March 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Comiskey & Company
PROFESSIONAL CORPORATION

Denver, Colorado
May 22, 2012

Chatsworth Acquisitions I, Inc.
(A Development Stage Company)
BALANCE SHEET
March 31, 2011

	For the year	For the year
	ended March 31,	ended March 31,
	2011	2010

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$1,382	$1,382

Total current assets	1,382	1,382

TOTAL ASSETS	$1,382	$1,382

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$801	$395
Accounts payable - shareholder	1,200	1,200
Total current liabilities	2,001	1,595

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.001 par value; 75,000,000 shares authorized; 4,000,000 shares issued and outstanding	4,000	4,000
Additional paid-in capital	65,500	65,500
Deficit accumulated during the development stage	(70,119)	(69,713)

Total stockholders' equity	(619)	(213)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$1,382	$1,382

The accompanying notes are an integral part of these financial statements.

Chatsworth Acquisitions I, Inc.
(A Development Stage Company)
STATEMENT OF OPERATIONS
For the period from inception (July 22, 2005) to March 31, 2011

			For the period
			from inception
	For the year	For the year	(July 22, 2005)
	ended March 31,	ended March 31,	to March 31,
	2011	2010	2010

REVENUES	$-	$-	$82

EXPENSES
Selling, general and administrative	406	391	70,201

NET LOSS	$(406)	$(391)	$(70,119)

NET LOSS PER SHARE	$-	$-	$(0.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	4,000,000	4,000,000	3,077960

The accompanying notes are an integral part of these financial statements.

Chatsworth Acquisitions I, Inc.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
For the period from inception (July 22, 2005) to March 31, 2011

			For the period
			from inception
	For the year	For the year	(July 22, 2005)
	ended March 31,	ended March 31,	to March 31,
	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(406)	$(391)	$(70,119)
Adjustments to reconcile net loss to net cash flows from operating activities:
Increase (decrease) in accounts payable	406	(809)	801
Due to shareholder	-	1,200	1,200
Net cash flows from operating activities	-	-	(68,118)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Shareholder contributions	-	-	2,000
Issuance of common stock	-	-	67,500
Net cash flows from financing activities	-	-	69,500

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	-	1,382

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,382	1,382	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$1,382	$1,382	$1,382

The accompanying notes are an integral part of these financial statements.

Chatsworth Acquisitions I, Inc.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY
For the period from inception (July 22, 2005) to March 31, 2011

				Deficit
				accumulated
	Common stock		Additional	during the	Total
	Number of		paid-in	development	stockholders’
	shares	Amount	capital	stage	equity

Common stock issued for cash, July 22, 2005 at $0.0125 per share	1,000,000	$1,000	$11,500	$-	$12,500

Shareholder contributions July 22, 2005	-	-	2,000	-	2,000

Net loss for the period ended March 31, 2006	-	-	-	(12,500)	(12,500)

Balance, March 31, 2006	1,000,000	1,000	13,500	(12,500)	2,000

Common stock issued for cash, December 10, 2006 at $0.0125 per share	1,000,000	1,000	11,500	-	12,500

Common stock issued for cash, December 27, 2006 at $0.0125 per share	1,000,000	1,000	11,500	-	12,500

Net loss for the year ended March 31, 2007	-	-	-	(16,635)	(16,635)

Balance, March 31, 2007	3,000,000	3,000	36,500	(29,135)	10,365

Common stock issued for cash, December 26, 2007 at $0.03 per share	1,000,000	1,000	29,000	-	30,000

Net loss for the year ended March 31, 2008	-	-	-	(32,152)	(32,152)

Balance, March 31, 2008	4,000,000	4,000	65,500	(61,287)	8,213

Net loss for the year ended March 31, 2009	-	-	-	(8,035)	(8,035)

Balance, March 31, 2009	4,000,000	$4,000	$65,500	$(69,322)	$178
Net Loss for the year ended March 31, 2010	-	-	-	(391)	(391)
Balance, March 31, 2010	4,000,000	$4,000	$65,500	$(69,731)	$(213)
Net Loss for the nine months ended December 31, 2010	-	-	-	(406)	(406)
Balance, March 31, 2011	4,000,000	$4,000	$65,500	$(70,119)	$(619)

The accompanying notes are an integral part of these financial statements.

Chatsworth Acquisitions I, Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2011 and 2010

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

The Company has not filed financial statements with the Securities and Exchange Commission (“SEC”) since our Form 10-Q for the quarter ended December 31, 2010.  Subsequent to filing the financial statements contained herein we intend to complete and file with the SEC our financial statements for all periods including June 30, 2011 through the current date.

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

Note 2 – Liquidity
These financial statements have been prepared on a going concern basis.  To date, we have not generated any revenues from operations and have incurred losses since inception, resulting in a deficit accumulated during the development stage of $70,119, as of  March 31, 2011 and have a shareholder’s deficit of $619.  Further losses are anticipated as we continue to be in the development stage.  Our ability to continue operations depends upon our ability to generate profitable operations in the future and/or to raise additional funds through equity or debt financing.   Since inception, we have raised $ 67,500 through the sale of equity securities which has been used primarily to provide operating funds.

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

Consideration of Other Comprehensive Income Items
ASC 220 — Reporting Comprehensive Income, requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic financial statements. For the years ended March 31, 2011 and 2010, the Company’s financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

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

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, “Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. The amendments result in common fair value measurement and disclosure requirements in U.S. generally accepted accounting principles (GAAP) and International Financial Reporting Standards (IFRSs), and do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices. The amendments in this update are effective during interim and annual periods beginning after December 15, 2011. Adoption of the new requirement is not expected to have an effect on the Company’s financial position, results of operations or cash flow.

 In June 2011, the FASB issued Accounting Standards Update No. 2011-05, “Comprehensive Income (Topic 220): Presentation of Comprehensive Income”. In this update, FASB eliminated the option to present components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments require that all non-owner changes in equity be presented either in a single continuous statement of comprehensive income or in two separate but consecutive statements. The amendments in this update are effective for fiscal years, and interim periods within these years, beginning after December 15, 2011. Adoption of the new requirement is not expected to have an effect on the Company’s financial position, results of operations or cash flow.

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

As of March 31, 2011 and 2010, the Company had noninterest bearing advances from a shareholder in the amount of $1,200 to fund operating expenses;  such amount is shown as accounts payable shareholder.

Note 6 - Income Taxes

The Company accounts for income taxes using the asset and liability approach in accounting for income taxes. Under this approach, deferred tax assets and liabilities are recognized based on anticipated future tax consequences, using currently enacted tax laws, attributable to temporary differences between the carrying amounts of assets and liabilities for financial reporting purposes and the amounts calculated for income tax purposes.

The Company has Federal net operating loss carryforwards of approximately $70,022 expiring in various years through 2030. Deductible temporary differences of $97 comprise startup costs amortized over 60 months for tax and deducted currently for financial statement purposes. The tax benefit of these net operating losses and temporary differences have been offset by a full allowance for realization. The net operating loss carryforward may be limited upon consummation of a business combination under IRC Sections 381 and 382.

Income tax expense (benefit) consists of the following for the fiscal years ended March 31:

	2011	2010
Current taxes	$-	$-
Deferred taxes	77	74
Less: valuation allowance	(77)	(74)
Net Income tax provision (benefit)	$-	$-

Our effective tax rate differs from the statutory rate for the fiscal years ended March 31 due to the following (expressed as a percentage of pre-tax income):

Federal taxes at statutory rate	15.0%	15.0%
State taxes, net of federal tax benefit	3.50%	3.50%
Valuation allowance	-18.5%	-18.5%
Effective income tax rate for continuing operations	0.00%	0.00%

As of March 31, 2011, the components of these temporary differences and the deferred tax asset were as follows:

	2011	2010

Deferred Tax Assets:
Net operating loss	$12,972	$12,972

Valuation allowance	(12,972)	(12,972)
	$-	$-

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company’s management, including the Company’s sole officer and director, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation, the Company’s sole officer and director concluded that the Company’s disclosure controls and procedures as of March 31, 2011 were effective in providing reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

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

As of March 31, 2011, we carried out an evaluation of the effectiveness of our internal control over financial reporting based on the framework in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of March 31, 2011 we have material weaknesses in our internal control over financial reporting because we do not have an independent board of directors or audit committee or adequate segregation of duties. We have no independent body to oversee our internal control over financial reporting. The lack of segregation of duties is due to the limited nature and resources of the Company.

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

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended March 31, 2011, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

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

(e)  Prior Blank Check Company Experience

None.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s directors and officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company’s securities with the SEC on Forms 3, 4 and 5. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on review of copies of such reports furnished to us and verbal representations that no other reports were required to be filed during the fiscal year ended March 31, 2011, all Section 16(a) filing requirements applicable to its directors, executive officers and 10% owners were met.

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

The following table sets forth the all compensation awarded to, earned by, or paid by paid by the Company to each of our named executive officer and directors for the fiscal years ended March 31, 2011 and 2010.

Name and Position	Year	Salary	Option Awards	All other Compensation	Total
Henry F. Schlueter (1)	2011 2010	None None	None None	None None	None None
Les Bates (1)	2011 2010	None None	None None	None None	None None
Deborah A. Salerno (2)	2011 2010	None None	None None	None None	None None

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

Mr. Henry F. Schlueter, a director of the Company, is the Managing Director of Schlueter & Associates, P.C., a law firm that provides certain legal services to the Company.  During the fiscal years ended March 31, 2011 and 2010, Schlueter & Associates, P.C. did not provide any legal services to the Company.

Except as otherwise indicated herein, there have been no other related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 and Item 407(a) of Regulation S-K.

Item 14.	Principal Accounting Fees and Services

Comiskey & Company, P.C. (“Comiskey”) is the Company’s independent registered public accounting firm.

Audit Fees

The aggregate fees billed by Comiskey for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings were  $0 for the fiscal year ended March 31, 2011 and $0 for the fiscal year ended March 31, 2010.

Audit-Related Fees

There were no fees billed by Comiskey for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal years ended March 31, 2011 and 2010.

Tax Fees

There were no fees billed by Comiskey for professional services for tax compliance, tax advice, and tax planning for the fiscal years ended March 31, 2011 and 2010.

All Other Fees

There were no fees billed by Comiskey for other products and services for the fiscal years ended March 31, 2011 and 2010.

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
---------------

(b)  Index to Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

* 3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on July 22, 2005.

* 3.2	By-laws.

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2011.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2011.

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

Chatsworth Acquisitions I, Inc.

Dated: June 14, 2012	By:	/s/ Henry F. Schlueter
Henry F. Schlueter
CEO, President, Secretary and Director

In accordance with the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Dated: June 14, 2012	By:	/s/ Henry F. Schlueter
Henry F. Schlueter
CEO, President, Secretary and Director

Dated: June 14, 2012	By:	/s/ Les Bates
Les Bates
CFO and Director