Form 10-Q
period 2011-06-30
CHATSWORTH ACQUISITIONS I INC
filed 2012-06-14
CIK 1372605

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 20,000,000 shares of common stock outstanding as of June 7, 2012.

CHATSWORTH ACQUISITIONS I, INC.

- INDEX –

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:

	Balance Sheets as of June 30, 2011 (Unaudited) and March 31, 2011	2

	Statements of Operations (Unaudited) for the Three Months Ended June 30, 2011 and 2010 and the Cumulative Period from July 22, 2005 (Inception) to June 30, 2011	3

	Statements of Cash Flows (Unaudited) for the Three Months Ended June 30, 2011 and 2010 and the Cumulative Period from July 22, 2005 (Inception) to June 30, 2011	4

	Notes to Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11

Item 4.	Controls and Procedures	11

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	12

Item 1A.	Risk Factors	12

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3.	Defaults Upon Senior Securities	12

Item 4.	Removed and Reserved	12

Item 5.	Other Information	13

Item 6.	Exhibits	14

Signatures		15

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

Chatsworth Acquisition I, Inc.
(A Development Stage Company)
Balance Sheets

	June 30,	March 31,
	2011	2011
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$0	$1,382

Total current assets	0	1,382

TOTAL ASSETS	$0	$1,382

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$1,326	$801
Accounts payable, shareholder	1,200	1,200
Total current liabilities	2,526	2,001

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.001 par value; 75,000,000 shares authorized; 4,000,000 shares issued and outstanding	4,000	4,000
Additional paid-in capital	65,500	65,500
Deficit accumulated during the development stage	(72,026)	(70,119)

Total stockholders' equity	(2,526)	(619)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$0	$1,382

The accompanying notes are an integral part of these financial statements.

Chatsworth Acquisition I, Inc.
(A Development Stage Company)
Statement of Operations
For the period from inception (July 22, 2005) to June 30, 2011

	For the three months	For the three months	from inception For the period (July 22, 2005)
	ended June 30,	ended June 30,	to June 30,
	2011	2010	2011

REVENUES	$-	$-	$82

EXPENSES
Selling, general and administrative	1,907	406	72,108

NET LOSS	$(1,907)	$(406)	$(72,026)

NET LOSS PER SHARE	$-	$-	$(0.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	4,000,000	4,000,000	3,116,644

The accompanying notes are an integral part of these financial statements

Chatsworth Acquisition I, Inc.
(A Development Stage Company)
Statement of Cash Flows
For the period from inception (July 22, 2005) to June 30, 2011
(Unaudited)

	For the three months ended June 30,	For the three months ended June 30,	For the period from inception (July 22, 2005) to June 30,
	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(1,907)	$(406)	$(72,026)
Adjustments to reconcile net loss to net cash flows from operating activities:
Increase (decrease) in accounts payable	525	406	1,326
Increase (decrease) in accounts payable, shareholder	-	-	1,200
Net cash flows from operating activities	(1,382)	-	(69,500)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Shareholder contributions	-	-	2,000
Due to shareholder	-	-	-
Issuance of common stock		-	67,500
Net cash flows from financing activities	-	-	69,500

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,382)	-	-

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,382	1,382	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$--	$1,382	$--

The accompanying notes are an integral part of these financial statements.

Chatsworth Acquisitions I, Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2011

1. Management’s Representation of Interim Financial Information

The accompanying financial statements have been prepared by Chatsworth Acquisitions I, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at March 31, 2011.

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

We have not filed financial statements with the Securities and Exchange Commission (“SEC”) since our Form 10-K for the year ended March 31, 2011.  Subsequent to filing the financial statements contained herein we intend to complete and file with the SEC our financial statements for all periods including September 30, 2011 and December 31, 2011.

Since its inception, the Company has incurred a net loss of $72,026. Since inception the Company has been dependent upon receipt of capital investment or other financing to fund its continuing activities. The Company has not identified any business combination and therefore, ascertains with any degree of certainty the capital requirements for any particular transaction. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. These factors indicate substantial doubt that the Company will be able to continue as a going concern. The accompanying financial statements have been presented on the basis of the continuation of the Company as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2 – Liquidity

These financial statements have been prepared on a going concern basis.  To date, we have not generated any revenues from operations and have incurred losses since inception, resulting in a deficit accumulated during the development stage of $72,026, as of   June 30, 2011 and have a shareholder’s deficit of $(2,526)  Further losses are anticipated as we continue to be in the exploration stage.  Our ability to continue operations depends upon our ability to generate profitable operations in the future and/or to raise additional funds through equity or debt financing.   Since inception, we have raised $69,500 through the sale of equity securities which has been used primarily to provide operating funds.

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

Consideration of Other Comprehensive Income Items
ASC 220 — Reporting Comprehensive Income, requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic financial statements. For the quarters ended June 30, 2011 and 2010, the Company’s financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

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

New Accounting Standards
With the exception of those listed below, there have been no recent accounting pronouncements or changes in accounting pronouncements, since the date of these financial statements, that are of material significance or have potential material significance, to the Company.

In May 2011, ASU 2011-04 was issued which amends U.S. GAAP to confirm with measurement and disclosure requirements in International Financial Reporting Standards.  The amendments in this Update change the wording used to describe the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements. The amendments include the following:

1. Those that clarify the Board’s intent about the application of existing fair value measurement and disclosure requirements.

2. Those that change a particular principle or requirement for measuring fair value or for disclosing information about fair value measurements.

In addition, to improve consistency in application across jurisdictions some changes in wording are necessary to ensure that U.S. GAAP and IFRS fair value measurement and disclosure requirements are described in the same way (for example, using the word shall rather than should to describe the requirements in U.S. GAAP).  The amendments in this Update are to be applied prospectively and are effective during interim and annual period beginning after December 15, 2011.

In June 2011, ASU 2011-05, Comprehensive Income (Topic 220) was issued to provide guidance on the presentation of total comprehensive income, the components of net income, and the components of other comprehensive income.  The amendments in this update are to be applied retrospectively and are effective for financial statements issued for fiscal years, and interim periods within those years, beginning after December 15, 2011.  The provisions of ASU 2011-05 are not expected to have a material impact on our financial statements.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries and are not expected to a have a material impact on the Company's  financial position, results of operations or cash flows.

Note 4 - Stockholders’ Equity
As of March 31, 2009, 75,000,000 shares of the Company’s $0.001 par value common stock had been authorized. Of the total shares authorized for issuance 3,000,000 were issued for cash of $0.0125 per share for a total of $37,500 and 1,000,000 shares were issued for cash of $0.03 per share for a total of $30,000.

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

During the year ended March 31, 2009, the Company advanced $1,000 to an affiliated party which is controlled by the majority shareholder.  The advance was deemed uncollectable and accordingly, charged to operations.

During the six months ended June 30, 2009, the Company received advances for a shareholder in the amount of $1,200 to fund operating expenses; and such amount is shown as an accounts payable shareholder.

Note 6 – Subsequent Events
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

            We believe we will be able to meet these costs through deferral of fees by certain service providers and additional amounts, as necessary, to be loaned to or invested in us by our stockholders, management or other investors.  There are no assurances that the Company will be able to secure any additional funding as needed. Currently, our ability to continue as a going concern is dependent upon our ability to generate future profitable operations and/or to obtain the necessary financing to meet our obligations and repay our liabilities arising from normal business operations when they come due.  Our ability to continue as a going concern is also dependent on our ability to find a suitable target company and enter into a possible reverse merger with such company. Management’s plan includes obtaining additional funds by equity financing through a reverse merger transaction and/or related party advances, however there is no assurance of additional funding being available.

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

 Liquidity and Capital Resources

As of June 30, 2011, the Company had assets equal to $0.  This compares with assets of $1,382, comprised exclusively of cash and cash equivalents as of March 31, 2011. The Company’s liabilities as of June 30, 2011 were $2,526.  This compares with total liabilities of $2,001 as of March 31, 2011. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the three months ended June 30, 2011 and 2010 and for the cumulative period from July 22, 2005 (Inception) to June 30, 2011.

	Three Months Ended June 30, 2011	Three Months Ended June 30, 2010	For the Cumulative Period from July 22, 2005 (Inception) to June 30, 2011
Net Cash (Used in) Operating Activities	$(1,382)	$-	$(69,500)
Net Cash (Used in) Investing Activities	-	-	-
Net Cash Provided by Financing Activities	-	-	69,500

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from July 22, 2005 (Inception) to June 30, 2011.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ended June 30, 2011, the Company had a net loss of $1,907 consisting of selling, general and administrative expenses.

For the three months ended June 30, 2010, the Company had a net loss of $406 consisting of selling, general and administrative expenses.

For the cumulative period from July 22, 2005 (Inception) to June 30, 2011, the Company had a net loss of $72,026 consisting of selling, general and administrative expenses.

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

As of June 30, 2011, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that we have material weaknesses in our internal control over financial reporting because we do not have an independent board of directors or audit committee or adequate segregation of duties. We have no independent body to oversee our internal control over financial reporting. The lack of segregation of duties is due to the limited nature and resources of the Company.

We plan to rectify these deficiencies upon consummation of a business combination with an operating company that has an independent board of directors in place and the resources to eliminate the lack of segregation of duties.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2011 that have materially affected or are reasonably likely to materially affect our internal controls.

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2011.

32.1	Certification of the Company’s Principal Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2	Certification of the Company’s Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101	Interactive Data Files

*	Filed as an exhibit to the Company’s Registration Statement on Form 10-SB, as filed with the Securities and Exchange Commission on August 14, 2006, and incorporated herein by this reference.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Dated: June 14, 2012	Chatsworth Acquisitions I, Inc.

	By:	/s/ Henry F. Schlueter
Henry F. Schlueter
CEO, President, Secretary and Director

Dated: June 14, 2012	By:	/s/ Les Bates
Les Bates
CFO