Form 10-Q
period 2011-09-30
CHATSWORTH ACQUISITIONS I INC
filed 2012-06-14
CIK 1372605

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

CHATSWORTH ACQUISITIONS I, INC.

- INDEX –

		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:

	Balance Sheets as of September 30, 2011 (Unaudited) and March 31, 2010	2

	Statements of Operations (Unaudited) for the Three- and Six-Month Periods Ended September 30, 2011 and 2010 and the Cumulative Period from July 22, 2005 (Inception) to September 30, 2011	3

	Statements of Cash Flows (Unaudited) for the Six Months Ended September 30, 2011 and 2010 and the Cumulative Period from July 22, 2005 (Inception) to September 30, 2011	4

	Notes to Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11

Item 4.	Controls and Procedures	11

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	12

Item 1A.	Risk Factors	12

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3.	Defaults Upon Senior Securities	12

Item 4.	Removed and Reserved	12

Item 5.	Other Information	12

Item 6.	Exhibits	13

Signatures		14

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

Chatsworth Acquisition I, Inc.
(A Development Stage Company)
Balance Sheets

	September 30,	March 31,
	2011	2011
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$-	$1,382
Prepaid expenses	14,300	-
Total current assets	14,300	1,382

TOTAL ASSETS	$14,300	$1,382

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$1,326	$801
Accounts payable, shareholder	-	1,200
Total current liabilities	1,326	2,001

STOCKHOLDERS' EQUITY
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.001 par value; 75,000,000 shares authorized; 4,000,000 shares issued and outstanding	20,000	4,000
Additional paid-in capital	65,500	65,500
Deficit accumulated during the development stage	(72,526)	(70,119)

Total stockholders' equity	12,974	(619)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$14,300	$1,382

The accompanying notes are an integral part of these financial statements.

Chatsworth Acquisition I, Inc.
(A Development Stage Company)
Statement of Operations
For the period from inception (July 22, 2005) to September 30, 2011
(Unaudited)

	For the three months ended	For the three months ended	For the six months ended	For the six months ended	For the period from inception (July 22, 2005)
	September 30,	September 30,	September 30,	September 30,	September 30,
	2011	2010	2011	2010	2011
REVENUES	$-	$-	$-	$-	$82

EXPENSES
Selling, general and administrative	500	-	2,407	406	72,608

NET LOSS	$(500)	$-	$(2,407)	$(406)	$(72,526)

NET LOSS PER SHARE	$-	$-	-	-	$(0.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	9,565,217	4,000,000	6,797,814	4,000,000	3,379,036

The accompanying notes are an integral part of these financial statements

Chatsworth Acquisition I, Inc.
(A Development Stage Company)
Statement of Cash Flows
For the period from inception (July 22, 2005) to September 30, 2011
(Unaudited)

	For the six months ended September 30,	For the six months ended September 30,	For the period from inception (July 22, 2005) to September 30,
	2011	2010	2011

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(2,407)	$(406)	$(72,526)
Adjustments to reconcile net loss to net cash flows from operating activities:
(Increase) decrease in prepaid expenses	(14,300)	-	(14,300)
Increase (decrease) in accounts payable	525	406	1,326
Increase (decrease) in accounts payable, shareholder	(1,200)	-	-
Net cash flows from operating activities	(1,200)	-	-
	(17,382)	-	(85,500)
CASH FLOWS FROM INVESTING ACTIVITIES
	-	-	-
CASH FLOWS FROM FINANCING ACTIVITIES
Shareholder contributions
Due to shareholder	-	-	2,000
Issuance of common stock	16,000	-	83,500
Net cash flows from financing activities	16,000	-	85,500

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,382)	-	-

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,382	1,382	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$0	$1,382	$-

The accompanying notes are an integral part of these financial statements.

Chatsworth Acquisitions I, Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2011

1.Management’s Representation of Interim Financial Information

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

Note 1- Organization and Basis of Presentation

Development Stage Company

Chatsworth Acquisitions I, Inc. (a development stage company) (the "Company") was incorporated under the laws of the State of Delaware on July 22, 2005. The principal office of the corporation is 1050 17th Street, Suite 1750, Denver Colorado, 80265.

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

The Company has not filed financial statements with the Securities and Exchange Commission (“SEC”) since our Form 10-Q for the year three months ended June 30, 2011.  Subsequent to filing the financial statements contained herein we intend to complete and file with the SEC our financial statements for all periods including December 31, 2011 through the current date.

Since its inception, the Company has incurred a net loss of $72,526. Since inception the Company has been dependent upon receipt of capital investment or other financing to fund its continuing activities. The Company has not identified any business combination and therefore, ascertains with any degree of certainty the capital requirements for any particular transaction. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. These factors indicate substantial doubt that the Company will be able to continue as a going concern. The accompanying financial statements have been presented on the basis of the continuation of the Company as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2 – Liquidity

These financial statements have been prepared on a going concern basis.  To date, we have not generated any revenues from operations and have incurred losses since inception, resulting in a deficit accumulated during the development stage of $72,526, as of  September 30, 2011 and have a shareholder’s equity of $12,974  Further losses are anticipated as we continue to be in the development stage.  Our ability to continue operations depends upon our ability to generate profitable operations in the future and/or to raise additional funds through equity or debt financing.   Since inception, we have raised $ 85,500 through the sale of equity securities which has been used primarily to provide operating funds.

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

Consideration of Other Comprehensive Income Items
ASC 220 — Reporting Comprehensive Income, requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic financial statements. For the quarters ended September 30, 2011 and 2010, the Company’s financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

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

Note 4 - Stockholders’ Equity

As of September 30, 2011, 75,000,000 shares of the Company’s $0.001 par value common stock had been authorized. Of the total shares authorized for issuance 3,000,000 were issued for cash of $0.0125 per share for a total of $37,500 and 1,000,000 shares were issued for cash of $0.03 per share for a total of $30,000.

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

Note 5 - Related Party Transactions

As of the date hereof, two shareholders are acting as officers and directors of the Company, and are the owners of 16,000,000 shares of its issued and outstanding common stock, constituting 80.0% of the Company’s issued and outstanding common stock.

During the year ended March 31, 2008, the Company reimbursed advances from a previous director and shareholder in the amount of $1,665. Advances from this shareholder were previously used to assist in cash flow to fund operating expenses.

During the year ended March 31, 2009, the Company advanced $1,000 to an affiliated party which was controlled by the former majority shareholder. The advance was deemed uncollectable and accordingly, charged to operations.

During the six months ended June 30, 2009, the Company received advances from a shareholder and former director in the amount of $1,200 to fund operating expenses; and such amount has been shown as an accounts payable shareholder.

During the six months ended September 30, 2011, the Company repaid the advance to the shareholder in the amount of $1,200.

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

 Liquidity and Capital Resources

As of September 30, 2011, the Company had assets equal to $14,300, comprised exclusively of prepaid expenses.  This compares with assets of $1,382, comprised exclusively of cash and cash equivalents as of March 31, 2011. The Company’s liabilities as of September 30, 2011 were $1,326.  This compares with total liabilities of $2,001 as of March 31, 2011. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the six months ended September 30, 2011 and 2010 and for the cumulative period from July 22, 2005 (Inception) to September 30, 2011.

	Six Months Ended September 30, 2011	Six Months Ended September 30, 2010	For the Cumulative Period from July 22, 2005 (Inception) to September 30, 2011
Net Cash (Used in) Operating Activities	$(17,382)	$-	$(85,500)
Net Cash (Used in) Investing Activities		-	-
Net Cash Provided by Financing Activities	$16,000	-	85,000

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from July 22, 2005 (Inception) to September 30, 2011.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three and six months ended September 30, 2011, the Company had a net loss of $500 and $2,407 respectively. The losses are selling, general and administrative expenses.

For the three and six months ended September 30, 2010, the Company had a net loss of $0 and $406 consisting of selling, general and administrative expenses.

For the cumulative period from July 22, 2005 (Inception) to September 30, 2011, the Company had a net loss of $72,526 consisting of selling, general and administrative expenses.

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

As of September 30, 2011, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that we have material weaknesses in our internal control over financial reporting because we do not have an independent board of directors or audit committee or adequate segregation of duties. We have no independent body to oversee our internal control over financial reporting. The lack of segregation of duties is due to the limited nature and resources of the Company.

We plan to rectify these deficiencies upon consummation of a business combination with an operating company that has an independent board of directors in place and the resources to eliminate the lack of segregation of duties.

Changes in Internal Controls

        During the quarter ended September 30, 2011, in connection with a change in control, the Company's sole officer and director resigned and two officers and directors were appointed.  This change in our internal controls over financial reporting during the quarter ended September 30, 2011 is not expected to materially affect our internal controls.
There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2011 that have materially affected or are reasonably likely to materially affect our internal controls.

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

The shares were offered and sold in reliance upon Section 4(2) of the Securities Act of 1933, as amended. The shares have not been registered under the Securities Act or state securities laws and may not be offered or sold absent registration with the SEC or an applicable exemption from the registration requirements.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Removed and Reserved.

Item 5.  Other Information.

None.

Item 6.  Exhibits.

(a)  Exhibits required by Item 601 of Regulation S-K.

Exhibit	Description

* 3.1	Certificate of Incorporation, as filed with the Delaware Secretary of State on July 22, 2005.

* 3.2	By-laws.

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2011.

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