Form 10-K
period 2012-03-31
CHATSWORTH ACQUISITIONS I INC
filed 2012-06-14
CIK 1372605

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

Form 10-K

(Mark One)

☒ ANNUAL REPORT UNDER SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended March 31, 2012

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

As of June 12, 2012, there were 20,000,000 shares of common stock outstanding.

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

Common Stock

Our Certificate of Incorporation authorizes the issuance of up to 75,000,000 shares of common stock, par value $.001 per share (the “Common Stock”). The Common Stock is not listed on a publicly-traded market. As of June 12, 2012, there were approximately 36 holders of record of the Common Stock and an aggregate of 20,000,000 shares of Common Stock outstanding.

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

None.

Recent Sales of Unregistered Securities

None.

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

 Liquidity and Capital Resources

As of March 31, 2012, the Company had assets equal to $4,673, comprised exclusively prepaid expenses.  This compares with assets of $1,382, comprised exclusively of cash and cash equivalents as of March 31, 2011. The Company’s liabilities as of March 31, 2012 were $629.  This compares with total liabilities of $2,001 as of March 31, 2011. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the years ended March 31, 2012 and 2011 and for the cumulative period from July 22, 2005 (Inception) to March 31, 2012.

	Fiscal Year Ended March 31, 2012	Fiscal Year Ended March 31, 2011		For the Cumulative Period from July 22, 2005 (Inception) to March 31, 2012
Net Cash (Used in) Operating Activities	$(17,382)	$	(-)	$(85,500)
Net Cash (Used in) Investing Activities	-		-	-
Net Cash Provided by Financing Activities	16,000		-	85,500

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from July 22, 2005  (Inception) to March 31, 2012.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the fiscal year ended March 31, 2012, the Company had a net loss of $11,337 consisting of selling, general and administrative expenses.

            For the fiscal year ended March 31, 2011, the Company had a net loss of $406 consisting of selling, general and administrative expenses.

For the cumulative period from July 22, 2005 (Inception) to March 31, 2012, the Company had a net loss of $81,456 consisting of selling, general and administrative expenses.

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

Chatsworth Acquisitions I, Inc.
 (A Development Stage Company)
FINANCIAL STATEMENTS

Contents
Page
Report of Independent Registered Public Accounting Firm	F-2

Financial Statements

Balance Sheets as of March 31, 2012 and March 31, 2011	F-3

Statements of Operations for the years ended March 31, 2012 and 2011 and the Cumulative Period from July 22, 2005 (Date of Inception) to March 31, 2012	F-4

Statement of Stockholders’ Deficit for the Period from July 22, 2005 (Date of Inception) to March 31, 2012	F-5

Statements of Cash Flows for the years ended March 31, 2012 and 2011 and the Cumulative Period from July 22, 2005 (Date of Inception) to March 31, 2012	F-6

Notes to Financial Statements	F-7

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and
Stockholders of Chatsworth Acquisitions I, Inc.

We have audited the accompanying balance sheets of Chatsworth Acquisitions I, Inc ("The Company') as of March 31, 2012 and 2011 and the related statements of income, stockholders' equity, and cash flows for the years ended March 31, 2012 and 2011 and for the period from inception (July 22, 2005) to March 31, 2012. The Company's management is responsible for these financial statements. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Chatsworth Acquisitions I, Inc. as of March 31, 2012 and 2011, and the results of its operations and its cash flows for the years ended March 31, 2012 and 2011 and for the period from inception (July 22, 2005) to March 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

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

/s/ Comiskey & Company
PROFESSIONAL CORPORATION

Denver, Colorado
June 12, 2012

Chatsworth Acquisitions I, Inc.
(A Development Stage Company)
BALANCE SHEET
March 31, 2012 and 2011

	March 31,	March 31,
	2012	2011

ASSETS

CURRENT ASSETS
Cash and cash equivalents	$-	$1,382
Prepaid Expenses	4,673	--
Total current assets	4,673	1,382

TOTAL ASSETS	$4,673	$1,382

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts payable	$629	$801
Accounts payable - shareholder	-	1,200
Total current liabilities	629	2,001

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.001 par value; 75,000,000 shares authorized; 20,000,000 (2012) and 4,000,000 (2011) shares issued and outstanding	20,000	4,000
Additional paid-in capital	65,500	65,500
Deficit accumulated during the development stage	(81,456)	(70,119)

Total stockholders' equity	4,044	(619)

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,673	$1,382

The accompanying notes are an integral part of these financial statements.

Chatsworth Acquisitions I, Inc.
(A Development Stage Company)
STATEMENT OF OPERATIONS
For the period from inception (July 22, 2005) to March 31, 2012

	For the year ended March 31,	For the year ended March 31,	For the period from inception (July 22, 2005) to March 31,
	2012	2011	2012

REVENUES	$-	$-	$82

EXPENSES
Selling, general and administrative	11,337	406	81,538

NET LOSS	$(11,337)	$(406)	$(81,456)

NET LOSS PER SHARE	$-	$-	$(0.02)

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	13,398,907	4,000,000	4,623,568

The accompanying notes are an integral part of these financial statements.

Chatsworth Acquisitions I, Inc.
(A Development Stage Company)
STATEMENT OF CASH FLOWS
For the period from inception (July 22, 2005) to March 31, 2012

			For the period
			from inception
	For the year	For the year	(July 22, 2005)
	ended March 31,	ended March 31,	to March 31,
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(11,337)	$(406)	$(81,456)
Adjustments to reconcile net loss to net cash flows from operating activities:
(Increase) decrease in prepaid expenses	(4,673)	406	(4,673)
Increase (decrease) in accounts payable	(172)	-	629
Increase (decrease) in accounts payable, shareholder	(1,200)	-	-
Net cash flows from operating activities	(17,382)		(85,500)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Shareholder contributions	-	-	2,000
Issuance of common stock	16,000	-	83,500
Net cash flows from financing activities	16,000		85,500

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	(1,382)	-	-

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	1,382	1,382	$-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$-	$1,382	$-

The accompanying notes are an integral part of these financial statements.

Chatsworth Acquisitions I, Inc.
(A Development Stage Company)
STATEMENT OF STOCKHOLDERS’ EQUITY
For the period from inception (July 22, 2005) to March 31, 2012

				Deficit accumulated
	Common stock		Additional	during the	Total
	Number of		paid-in	development	stockholders’
	shares	Amount	capital	stage	equity

Common stock issued for cash, July 22, 2005 at $0.0125 per share	1,000,000	$1,000	$11,500	$-	$12,500

Shareholder contributions July 22, 2005			2,000		2,000

Net loss for the period ended March 31, 2006				(12,500)	(12,500)

Balance, March 31, 2006	1,000,000	1,000	13,500	(12,500)	2,000

Common stock issued for cash, December 10, 2006 at $0.0125 per share	1,000,000	1,000	11,500	-	12,500

Common stock issued for cash, December 27, 2006 at $0.0125 per share	1,000,000	1,000	11,500	-	12,500

Net loss for the year ended March 31, 2007				(16,635)	(16,635)

Balance, March 31, 2007	3,000,000	3,000	36,500	(29,135)	10,365

Common stock issued for cash, December 26, 2007 at $0.03 per share	1,000,000	1,000	29,000	-	30,000

Net loss for the year ended March 31, 2008	-	-	-	(32,152)	(32,152)

Balance, March 31, 2008	4,000,000	4,000	65,500	(61,287)	8,213

Net loss for the year ended March 31, 2009	-	-	-	(8,035)	(8,035)

Balance, March 31, 2009	4,000,000	4,000	65,500	(69,322)	178

Net Loss for the year ended March 31, 2010	-	-	-	(391)	(391)
	4,000,000	4,000	65,500	(69,713)	(213)

Net Loss for the year ended March 31, 2011				(406)	(406)
	4,000,000	4,000	65,500	(70,119)	(619)

Common stock issued for cash, August 29, 2011 at $0.001 per share	16,000,000	16,000	-	-	16,000

Net Loss for the year ended March 31, 2012	-	-	-	(11,337)	(11,337)
	20,000,000	$20,000	$65,500	$(81,456)	$4,044

The accompanying notes are an integral part of these financial statements.

Chatsworth Acquisitions I, Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
March 31, 2012 and 2011

Note 1- Organization and Basis of Presentation

Development Stage Company
Chatsworth Acquisitions I, Inc. (a development stage company) (the "Company") was incorporated under the laws of the State of Delaware on July 22, 2005. The principal office of the corporation is 1050 17th Street, Suite 1750, Denver, CO 80265.

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

Since its inception, the Company has incurred a net loss of $81,456. Since inception the Company has been dependent upon receipt of capital investment or other financing to fund its continuing activities. The Company has not identified any business combination and therefore, ascertains with any degree of certainty the capital requirements for any particular transaction. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. These factors indicate substantial doubt that the Company will be able to continue as a going concern. The accompanying financial statements have been presented on the basis of the continuation of the Company as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2 – Liquidity

These financial statements have been prepared on a going concern basis.  To date, we have not generated any revenues from operations and have incurred losses since inception, resulting in a deficit accumulated during the development stage of $81,456, as of March 31, 2012 and have a shareholder’s equity of $4,044.  Further losses are anticipated as we continue to be in the development stage.  Our ability to continue operations depends upon our ability to generate profitable operations in the future and/or to raise additional funds through equity or debt financing.   Since inception, we have raised $ 85,500 through the sale of equity securities which has been used primarily to provide operating funds.

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

Consideration of Other Comprehensive Income Items
ASC 220 — Reporting Comprehensive Income, requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic financial statements. For the years ended March 31, 2012 and 2011, the Company’s financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

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

New Accounting Standards
Accounting standards-setting organizations frequently issue new or revised accounting rules. We have reviewed all new pronouncements that have been issued since the filing of our Form 10-Q for the nine months ended  December 31, 2011 to determine their impact, if any, on our financial statements.

In May 2011, the FASB issued Accounting Standards Update No. 2011-04, “Fair Value Measurements (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs” (“ASU 2011-04”). ASU 2011-04 changes the wording used to describe many of the requirements in U.S. GAAP for measuring fair value and for disclosing information about fair value measurements to ensure consistency between U.S. GAAP and IFRS. ASU 2011-04 also expands the disclosures for fair value measurements that are estimated using significant unobservable (Level 3) inputs. This new guidance is to be applied prospectively. The Company anticipates that the adoption of this standard will not materially expand its consolidated financial statement note disclosures.

In June 2011, the FASB issued ASU No. 2011-05, “Comprehensive Income (ASC Topic 220): Presentation of Comprehensive Income” (“ASU 2011-05”), which amends current comprehensive income guidance. This accounting update eliminates the option to present the components of other comprehensive income as part of the statement of shareholders’ equity (deficit). Instead, the Company must report comprehensive income in either a single continuous statement of comprehensive income which contains two sections, net income and other comprehensive income, or in two separate but consecutive statements. ASU 2011-05 will be effective for public companies during the interim and annual periods beginning after December 15, 2011, with early adoption permitted. The Company’s adopted ASU 2011-05 did not have an impact on the Company’s consolidated financial position, results of operations or cash flows.

In December 2011, the FASB issued ASU No. 2011-12, Comprehensive Income (Topic 220) – Deferral of the Effective Date for Amendments to the Presentation of Reclassifications of Items Out of Accumulated Other Comprehensive Income in Accounting Standards Update No. 2011-05 (“ASU 2011-12”). ASU 2011-12 defers changes in Update 2011-05 that relate to the presentation of reclassification adjustments. ASU 2011-12 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company does not expect the adoption of ASU 2011-12 to have a material impact on its results of operations, financial condition, or cash flows.

Other recent accounting pronouncements issued by the FASB (including its Emerging Issues Task Force), the AICPA, and the SEC during the current reporting period did not, or are not believed by management to have a material impact on the Company’s present or future financial statements.

Note 4 - Stockholders’ Equity

As of March 31, 2012, 75,000,000 shares of the Company’s $0.001 par value common stock had been authorized. Of the total shares authorized for issuance 3,000,000 were issued for cash of $0.0125 per share for a total of $37,500 and 1,000,000 shares were issued for cash of $0.03 per share for a total of $30,000.

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

During the year ended March 31, 2010, the Company received advances from a former director and shareholder in the amount of $1,200 to fund operating expenses; and such amount has been shown as an accounts payable shareholder.

During the year ended March 31, 2012, the Company repaid the advance to the shareholder in the amount of $1,200.

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

The Company has Federal net operating loss carryforwards of approximately $81,456 expiring in various years through 2031. The tax benefit of these net operating losses have been offset by a full allowance for realization. The net operating loss carryforward may be limited upon consummation of a business combination under IRC Sections 381 and 382.

Income tax expense (benefit) consists of the following for the fiscal years ended March 31:

	2012	2011
Current taxes	$-	$-
Deferred taxes	(2,100)	77
Less: valuation allowance	2,100	(77)
Net Income tax provision (benefit)	$-	$-

Our effective tax rate differs from the statutory rate for the fiscal years ended March 31 due to the following (expressed as a percentage of pre-tax income):

	2012	2011
Federal taxes at statutory rate	15.00%	15.00%
State taxes, net of federal tax benefit	3.50%	3.50%
Valuation allowance	-18.50%	-18.50%
Effective income tax rate for continuing operations	0.00%	0.00%

As of March 31, the components of these temporary differences and the deferred tax asset were as follows:

	2012	2011

Deferred Tax Assets:
Net operating loss	$15,072	$12,972

Valuation allowance	(15,072)	(12,972)
	$-	$-

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

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

In accordance with Exchange Act Rules 13a-15 and 15d-15, an evaluation was completed under the supervision and with the participation of the Company’s management, including the Company’s sole officer and director, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures as of the end of the period covered by this Annual Report. Based on that evaluation, the Company’s sole officer and director concluded that the Company’s disclosure controls and procedures as of March 31, 2012 were effective in providing reasonable assurance that information required to be disclosed in the Company’s reports filed or submitted under the Exchange Act was recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms.

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

As of March 31, 2012, we carried out an evaluation of the effectiveness of our internal control over financial reporting based on the framework in "Internal Control-Integrated Framework" issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, our principal executive officer and principal financial officer concluded that as of March 31, 2012 we have material weaknesses in our internal control over financial reporting because we do not have an independent board of directors or audit committee or adequate segregation of duties. We have no independent body to oversee our internal control over financial reporting. The lack of segregation of duties is due to the limited nature and resources of the Company.

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

Changes in Internal Controls over Financial Reporting

There have been no significant changes to the Company’s internal controls over financial reporting that occurred during our last fiscal quarter of the year ended March 31, 2012, that materially affected, or were reasonably likely to materially affect, our internal controls over financial reporting.

Item 9B.	Other Information.

None.

PART III

Item 10.	Directors, Executive Officers, Promoters and Control Persons; Compliance With Section 16(a) of the Exchange Act.

(a)  Identification of Directors and Executive Officers.  The following table sets forth certain information regarding the Company’s directors and executive officers:

Name	Age	Position

Henry F. Schlueter	60	President, Secretary and Director
Les Bates	69	Chief Financial Officer and Director

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

Les Bates, age 69, has been the Chief Financial Officer and a director of the Company since August 2011.  Mr. Bates is also the founder and principal of Les Bates, C.P.A., P.C. (formerly Les Bates & Associates, Inc.), which was established in 1974.  From May 2003 until August  2009, Mr. Bates as the Chief Financial Officer and a Director of New Frontier Energy, Inc., a publically traded oil and gas exploration company.  Les Bates, CPA, PC has provided a broad range of auditing, accounting and tax services to public and private corporations, consisting of oil and gas companies, oil and gas drilling and development programs, mining and mineral exploration entities, light manufacturing companies, real estate developers, contractors, alternative energy companies and private individuals. Mr. Bates has taught oil and gas accounting classes as an adjunct professor at the University of Colorado — Denver and for the American Institute of Bankers, Denver chapter.

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

(e)  Prior Blank Check Company Experience

None.

Compliance with Section 16(a) of the Exchange Act

Section 16(a) of the Exchange Act requires the Company’s directors and officers, and persons who beneficially own more than 10% of a registered class of the Company’s equity securities, to file reports of beneficial ownership and changes in beneficial ownership of the Company’s securities with the SEC on Forms 3, 4 and 5. Officers, directors and greater than 10% stockholders are required by SEC regulation to furnish the Company with copies of all Section 16(a) forms they file. To the Company's knowledge, based solely on review of copies of such reports furnished to us and verbal representations that no other reports were required to be filed during the fiscal year ended March 31, 2012, all Section 16(a) filing requirements applicable to its directors, executive officers and 10% owners were met except that Henry F. Schlueter, Les Bates and CH China, LLC each filed a delinquent Form 4 disclosing one transaction.

Nominating Committee

We have not adopted any procedures by which security holders may recommend nominees to our Board of Directors.

Audit Committee

The Board of Directors acts as the audit committee.

Item 11.	Executive Compensation.

The following table sets forth the all compensation awarded to, earned by, or paid by paid by the Company to each of our named executive officer and directors for the fiscal years ended March 31, 2012 and 2011.

Name and Position	Year	Salary	Option Awards	All other Compensation	Total
Henry F. Schlueter (1)	2012 2011	None None	None None	None None	None None
Les Bates (1)	2012 2011	None None	None None	None None	None None
Deborah A. Salerno (2)	2012 2011	None None	None None	None None	None None

(1)  Messrs. Schlueter and Bates were appointed officers and directors of the Company effective August 29, 2011.
(2)  Ms. Salerno resigned from her positions as an officer and director of the Company effective as of August 29, 2011.

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

(a)           The following tables set forth certain information as of June 12, 2012, regarding (i) each person known by the Company to be the beneficial owner of more than 5% of the outstanding shares of Common Stock, (ii) each director, nominee and executive officer of the Company and (iii) all officers and directors as a group.

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

Mr. Henry F. Schlueter, a director of the Company, is the Managing Director of Schlueter & Associates, P.C., a law firm that provides certain legal services to the Company.  During the fiscal years ended March 31, 2012 and 2011, Schlueter & Associates, P.C. did not provide any invoices for legal services to the Company.

Except as otherwise indicated herein, there have been no other related party transactions, or any other transactions or relationships required to be disclosed pursuant to Item 404 and Item 407(a) of Regulation S-K.

Item 14.	Principal Accounting Fees and Services

Comiskey & Company, P.C. (“Comiskey”) is the Company’s independent registered public accounting firm.

Audit Fees

The aggregate fees billed by Comiskey for professional services rendered for the audit of our annual financial statements and review of financial statements included in our quarterly reports on Form 10-Q or services that are normally provided in connection with statutory and regulatory filings were $8,900 for the fiscal year ended March 31, 2012 and $0 for the fiscal year ended March 31, 2011.

Audit-Related Fees

There were no fees billed by Comiskey for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements for the fiscal years ended March 31, 2012 and 2011.

Tax Fees

There were no fees billed by Comiskey for professional services for tax compliance, tax advice, and tax planning for the fiscal years ended March 31, 2012 and 2011.

All Other Fees

There were no fees billed by Comiskey for other products and services for the fiscal years ended March 31, 2012 and 2011.

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

31.1
Certification of the Company’s Principal Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2012.

31.2
Certification of the Company’s Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, with respect to the registrant’s Annual Report on Form 10-K for the year ended March 31, 2012.

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