Form 10-Q
period 2012-06-30
CHATSWORTH ACQUISITIONS I INC
filed 2012-08-20
CIK 1372605

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2012

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
THE PRECEDING FIVE YEARS:

Indicate by check mark whether the registrant has filed all documents and reports required to be filed by Sections 12, 13 or 15(d) of the Securities Exchange Act of 1934 subsequent to the distribution of securities under a plan confirmed by a court. Yes ☐ No ☒

APPLICABLE ONLY TO CORPORATE ISSUERS:

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 20,000,000 shares of common stock outstanding as of August 9, 2012.

CHATSWORTH ACQUISITIONS I, INC.

- INDEX –
		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:

	Balance Sheets as of June 30, 2012 (Unaudited) and March 31, 2012	2

	Statements of Operations (Unaudited) for the Three Months Ended June 30, 2012 and 2011 and the Cumulative Period from July 22, 2005 (Inception) to June 30, 2012	3

	Statements of Cash Flows (Unaudited) for the Three Months Ended June 30, 2012 and 2011 and the Cumulative Period from July 22, 2005 (Inception) to June 30, 2012	4

	Notes to Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	11

Item 4.	Controls and Procedures	11

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	12

Item 1A.	Risk Factors	12

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	12

Item 3.	Defaults Upon Senior Securities	12

Item 4.	Mine Safety Disclosures	12

Item 5.	Other Information	12

Item 6.	Exhibits	13

Signatures		14

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

Chatsworth Acquisition I, Inc.
(A Development Stage Company)
Balance Sheets

	June 30,	March 31,
	2012	2012
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$-	$-
Prepaid expenses	4,673	4,673
Total current assets	4,673	4,673

TOTAL ASSETS	$4,673	$4,673

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$9,470	$629

Total current liabilities	9,470	629

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.001 par value; 75,000,000 shares authorized; 20,000,000 shares issued and outstanding	20,000	20,000
Additional paid-in capital	65,500	65,500
Deficit accumulated during the development stage	(90,297)	(81,456)

Total stockholders' equity (deficit)	(4,797)	4,044

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$4,673	$4,673

The accompanying notes are an integral part of these financial statements.

Chatsworth Acquisition I, Inc.
(A Development Stage Company)
Statement of Operations
For the period from inception (July 22, 2005) to June 30, 2012
(Unaudited)

	For the three months ended June 30,	For the three months ended June 30,	For the period from inception (July 22, 2005) to June 30,
	2012	2011	2012

REVENUES	$-	$-	$82

EXPENSES
Selling, general and administrative	8,841	1,907	90,379

NET LOSS	$(8,841)	$(1,907)	$(90,297)

NET LOSS PER SHARE	$-	$-

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	20,000,000	4,000,000

The accompanying notes are an integral part of these financial statements

Chatsworth Acquisition I, Inc.
(A Development Stage Company)
Statement of Cash Flows
For the period from inception (July 22, 2005) to June 30, 2012
(Unaudited)

			For the period
	For the three	For the three	from inception
	months	months	(July 22, 2005)
	ended June 30,	ended June 30,	to June 30,
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(8,841)	$(1,907)	$(90,297)
Adjustments to reconcile net loss to net cash flows from operating activities:
(Increase) decrease in prepaid expenses	-	-	(4,673)
Increase (decrease) in accounts payable	8,841	525	9,470

Net cash flows from operating activities	-	(1,382)	(85,500)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Shareholder contributions	-	-	2,000
Issuance of common stock		-	83,500
Net cash flows from financing activities	-	-	85,500

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	-	(1,382)	-

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	-	1,382	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$-	$--	$--

The accompanying notes are an integral part of these financial statements.

Chatsworth Acquisitions I, Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
June 30, 2012

1. Management’s Representation of Interim Financial Information

The accompanying financial statements have been prepared by Chatsworth Acquisitions I, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at March 31, 2012.

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

The Company is a new enterprise in the development stage as defined by Accounting Standards Codification ("ASC") Topic 915, Development Stage Entities and has not engaged in any business other than organizational efforts. It has no full-time employees and owns no real property. The Company intends to operate as a capital market access corporation by registering with the U.S. Securities and Exchange Commission under the Securities Exchange Act of 1934. After this, the Company intends to seek to acquire one or more existing businesses that have existing management, through merger or acquisition. Management of the Company will have virtually unlimited discretion in determining the business activities in which the Company might engage.

Since its inception, the Company has incurred a net loss of $90,297. Since inception the Company has been dependent upon receipt of capital investment or other financing to fund its continuing activities. The Company has not identified any business combination and therefore, ascertains with any degree of certainty the capital requirements for any particular transaction. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. These factors indicate substantial doubt that the Company will be able to continue as a going concern. The accompanying financial statements have been presented on the basis of the continuation of the Company as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2 – Liquidity

These financial statements have been prepared on a going concern basis.  To date, we have not generated any revenues from operations and have incurred losses since inception, resulting in a deficit accumulated during the development stage of $90,297, as of June 30, 2012 and have a shareholder’s deficit of $4,797.  Further losses are anticipated as we continue to be in the exploration stage.  Our ability to continue operations depends upon our ability to generate profitable operations in the future and/or to raise additional funds through equity or debt financing.   Since inception, we have raised $85,500 through the sale of equity securities which has been used primarily to provide operating funds.

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

Consideration of Other Comprehensive Income Items
The provisions of ASC Topic 220, Comprehensive Income, requires companies to present comprehensive income (consisting primarily of net income plus other direct equity changes and credits) and its components as part of the basic financial statements. For the quarters ended June 30, 2012 and 2011, the Company’s financial statements do not contain any changes in equity that are required to be reported separately in comprehensive income.

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

Fair Value Measurements and Disclosures
The Company estimates fair values of assets and liabilities which require either recognition or disclosure in the financial statements in accordance with FASB ASC Topic 820 “Fair Value Measurements”.  There is no material impact on the March 31, 2012 consolidated financial statements related to fair value measurements and disclosures.  Fair value measurements include the following levels:

Level 1:  Quoted market prices in active markets for identical assets or liabilities. Valuations for assets and liabilities traded in active exchange markets, such as the New York Stock Exchange.  Level 1 also includes U.S. Treasury and federal agency securities and federal agency mortgage-backed securities, which are traded by dealers or brokers in active markets.  Valuations are obtained from readily available pricing sources for market transactions involving identical assets or liabilities.

Level 2:  Observable market based inputs or unobservable inputs that are corroborated by market data. Valuations for assets and liabilities traded in less active dealer or broker markets.  Valuations are obtained from third party pricing services for identical or similar assets or liabilities.

Level 3: Unobservable inputs that are not corroborated by market data. Valuations for assets and liabilities that are derived from other valuation methodologies, including option pricing models, discounted cash flow models and similar techniques, and not based on market exchange, dealer, or broker traded transactions.  Level 3 valuations incorporate certain assumptions and projections in determining the fair value assigned to such assets or liabilities.

Fair Value of Financial Instruments
The carrying value of the Company's financial instruments, including cash in hand, prepaid expenses and accounts payable, as reported in the accompanying consolidated balance sheet, approximates fair values.

New Accounting Standards
In June 2011, the FASB issued Accounting Standards Update (“ASU”) 2011-5, “Presentation of Comprehensive Income.” This update requires that all non-owner changes in stockholders’ equity be presented in either a single continuous statement of comprehensive income or in two separate but consecutive statements. This update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. These changes are effective for the first quarter filing of 2012. As the Company is not reporting any components of other comprehensive income, the adoption of this update is not considered material to the consolidated financial statements.

In January 2010, the FASB issued ASU 2010-6, "Improving Disclosures about Fair Value Measurements.". This update requires additional disclosure within the roll forward of activity for assets and liabilities measured at fair value on a recurring basis, including transfers of assets and liabilities between Level 1 and Level 2 of the fair value hierarchy and the separate presentation of purchases, sales, issuances and settlements of assets and liabilities within Level 3 of the fair value hierarchy. In addition, the update requires enhanced disclosures of the valuation techniques and inputs used in the fair value measurements within Levels 2 and 3. The new disclosure requirements are effective for interim and annual periods beginning after December 15, 2009, except for the disclosure of purchases, sales, issuances and settlements of Level 3 measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010. As ASU 2010-6 only requires enhanced disclosures, the adoption of this update did not have a material effect on its financial position, cash flows and results of operations.

There were various other updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries, and are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

Note 4 - Stockholders’ Equity
As of March 31, 2012, 75,000,000 shares of the Company’s $0.001 par value common stock had been authorized and 20,000,000 shares were outstanding.  Of the total shares authorized for issuance 3,000,000 were issued for cash of $0.0125 per share for a total of $37,500 and 1,000,000 shares were issued for cash of $0.03 per share for a total of $30,000.

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

 Liquidity and Capital Resources

As of June 30, 2011, the Company had assets equal to $4,673, comprised exclusively of prepaid expenses.  This compares with assets of $4,673, comprised exclusively of prepaid expenses as of March 31, 2012. The Company’s liabilities as of June 30, 2012 were $9,470.  This compares with total liabilities of $629 as of March 31, 2012. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the three months ended June 30, 2012 and 2011 and for the cumulative period from July 22, 2005 (Inception) to June 30, 2012.

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	For the Cumulative Period from July 22, 2005 (Inception) to June 30, 2012
Net Cash (Used in) Operating Activities	$-	$(1,382)	$(85,500)
Net Cash (Used in) Investing Activities	-	-	-
Net Cash Provided by Financing Activities	-	-	85,500

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from July 22, 2005 (Inception) to June 30, 2012.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ended June 30, 2012, the Company had a net loss of $8,841 consisting of selling, general and administrative expenses compared with a loss of $1,907 for the three months ended June 30, 2011, also consisting of selling, general and administrative expenses.  The increase in the loss, in the amount of $6,934 (363%) arises from professional fees incurred in connection with bringing the Company current with the SEC filings.

For the cumulative period from July 22, 2005 (Inception) to June 30, 2012, the Company had a net loss of $90,297 consisting of selling, general and administrative expenses.

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

As of June 30, 2012, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that we have material weaknesses in our internal control over financial reporting because we do not have an independent board of directors or audit committee or adequate segregation of duties. We have no independent body to oversee our internal control over financial reporting. The lack of segregation of duties is due to the limited nature and resources of the Company.

We plan to rectify these deficiencies upon consummation of a business combination with an operating company that has an independent board of directors in place and the resources to eliminate the lack of segregation of duties.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended June 30, 2012 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Item 4.  Mine Safety Disclosures.

Not applicable

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

Dated: August 20, 2012	Chatsworth Acquisitions I, Inc.

	By:	/s/ Henry F. Schlueter
Henry F. Schlueter
CEO, President, Secretary and Director

Dated: August 20, 2012	By:	/s/ Les Bates
Les Bates
CFO