Form 10-Q/A
period 2012-06-30
CHATSWORTH ACQUISITIONS I INC
filed 2012-08-20
CIK 1372605

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q/A

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

EXPLANATORY NOTE
We are amending this Form 10-Q for the quarter ended June 30, 2012, as originally filed on August 20, 2012, because the name Chatsworth Acquisitions I Inc. in the XBRL filing included a typographical error, that rejected the XBRL portion of the filing. This Amendment corrects such error. Except for this amendment, no other changes were made to the Form 10-Q as previously filed.

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