Form 10-Q
period 2012-09-30
CHATSWORTH ACQUISITIONS I INC
filed 2012-11-14
CIK 1372605

U.S. SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2012

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

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date: 20,000,000 shares of common stock outstanding as of November 5, 2012.

CHATSWORTH ACQUISITIONS I, INC.

- INDEX –
		Page
PART I – FINANCIAL INFORMATION:

Item 1.	Financial Statements:	2

	Balance Sheets as of September 30, 2012 (Unaudited) and March 31, 2012	2

	Statements of Operations (Unaudited) for the Three- and Six-Month Periods Ended September 30, 2012 and 2011 and the Cumulative Period from July 22, 2005 (Inception) to September 30, 2012	3

	Statements of Cash Flows (Unaudited) for the Six Months Ended September 30, 2012 and 2011 and the Cumulative Period from July 22, 2005 (Inception) to September 30, 2012	4

	Notes to Financial Statements	5

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	10

Item 3.	Quantitative and Qualitative Disclosures About Market Risk	12

Item 4.	Controls and Procedures	13

PART II – OTHER INFORMATION:

Item 1.	Legal Proceedings	13

Item 1A.	Risk Factors	13

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	13

Item 3.	Defaults Upon Senior Securities	13

Item 4.	Mine Safety Disclosures	13

Item 5.	Other Information	13

Item 6.	Exhibits	14

Signatures		15

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements.

Chatsworth Acquisition I, Inc.
(A Development Stage Company)
Balance Sheets

	September 30,	March 31,
	2012	2012
	(Unaudited)
ASSETS

CURRENT ASSETS
Cash and cash equivalents	$10,000	$-
Prepaid expenses	673	4,673
Total current assets	10,673	4,673

TOTAL ASSETS	$10,673	$4,673

LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
Accounts Payable	$11,937	$629
Accounts payable, shareholder	10,000
Total current liabilities	21,937	629

STOCKHOLDERS' EQUITY (DEFICIT)
Preferred stock, $0.001 par value; 10,000,000 shares authorized; 0 shares issued and outstanding	-	-
Common stock, $0.001 par value; 75,000,000 shares authorized; 20,000,000 shares issued and outstanding	20,000	20,000
Additional paid-in capital	65,500	65,500
Deficit accumulated during the development stage	(96,764)	(81,456)

Total stockholders' equity (deficit)	(11,264)	4,044

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY	$10,673	$4,673

The accompanying notes are an integral part of these financial statements.

Chatsworth Acquisition I, Inc.
(A Development Stage Company)
Statement of Operations
For the period from inception (July 22, 2005) to September 30, 2012
(Unaudited)

	For the three months ended		For the six months ended		For the period from inception (July 22, 2005)
	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011	September 30, 2012

REVENUES	$-	$-	$-	$-	$82

EXPENSES
Selling, general and administrative	6,467	500	15,308	2,407	96,846

NET LOSS	$(6,467)	$(500)	$(15,308)	$(2,407	$(96,764)

NET LOSS PER SHARE	$-	-	-	-

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING	20,000,000	9,565,217	20,000,000	6,797,817

The accompanying notes are an integral part of these financial statements

Chatsworth Acquisition I, Inc.
(A Development Stage Company)
Statement of Cash Flows
For the period from inception (July 22, 2005) to September 30, 2012
(Unaudited)

			For the period
	For the Six	For the Six	from inception
	Months Ended	Months Ended	(July 22, 2005)
	September 30,	September 30,	to September 30,
	2012	2011	2012

CASH FLOWS FROM OPERATING ACTIVITIES
Net loss	$(15,308)	$(2,407)	$(96,764)
Adjustments to reconcile net loss to net cash flows from operating activities:
(Increase) decrease in prepaid expenses	4,000	(14,300)	(673)
Increase (decrease) in accounts payable	11,308	525	11,937
Increase (decrease) in accounts payable, shareholder	-	(1,200)	-
Net cash flows from operating activities	-	(17,382)	(85,500)

CASH FLOWS FROM INVESTING ACTIVITIES	-	-	-

CASH FLOWS FROM FINANCING ACTIVITIES
Shareholder contributions	-	-	2,000
Shareholder payable	10,000	-	10,000
Issuance of common stock		16,000	83,500
Net cash flows from financing activities	10,000	16,000	95,500

NET INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS	10,000	(1,382)	10,000

CASH AND CASH EQUIVALENTS, BEGINNING OF PERIOD	-	1,382	-

CASH AND CASH EQUIVALENTS, END OF PERIOD	$10,000	$-	$10,000

The accompanying notes are an integral part of these financial statements.

Chatsworth Acquisitions I, Inc.
(A Development Stage Company)
NOTES TO FINANCIAL STATEMENTS
September 30, 2012

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

Note 1- Organization and Basis of Presentation

Development Stage Company

Chatsworth Acquisitions I, Inc. (a development stage company) (the "Company") was incorporated under the laws of the State of Delaware on July 22, 2005. The principal office of the corporation is 1050 17th St. #1750, Denver, Colorado 80265.

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

Since its inception, the Company has incurred a net loss of $96,764. Since inception the Company has been dependent upon receipt of capital investment or other financing to fund its continuing activities. The Company has not identified any business combination and therefore, ascertains with any degree of certainty the capital requirements for any particular transaction. In addition, the Company is dependent upon certain related parties to provide continued funding and capital resources. These factors indicate substantial doubt that the Company will be able to continue as a going concern. The accompanying financial statements have been presented on the basis of the continuation of the Company as a going concern and do not include any adjustments relating to the recoverability and classification of recorded asset amounts or the amounts and classification of liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 2 – Liquidity

These financial statements have been prepared on a going concern basis.  To date, we have not generated any revenues from operations and have incurred losses since inception, resulting in a deficit accumulated during the development stage of $96,764, as of  September 30, 2012 and have a shareholder’s deficit of $11,264.  We have negative working capital in the amount of $11,264.  Further losses are anticipated as we continue to be in the exploration stage.  Our ability to continue operations depends upon our ability to generate profitable operations in the future and/or to raise additional funds through equity or debt financing.   Since inception, we have raised $85,500 through the sale of equity securities and $10,000 in advances from a shareholderwhich has been used primarily to provide operating funds.

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

New Accounting Standards

There were various updates recently issued, most of which represented technical corrections to the accounting literature or application to specific industries, and are not expected to have a material impact on the Company’s financial position, results of operations or cash flows.

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

During the quarter ended September 30, 2012, the Company received non-interest bearing advances from a shareholder which is classified as accounts payable shareholder.

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

 Liquidity and Capital Resources

As of September 30, 2012, the Company had assets equal to $10,673, comprised exclusively of cash and prepaid expenses.  This compares with assets of $4,673, comprised exclusively of prepaid expenses as of March 31, 2012. The Company’s liabilities as of September 30, 2012 were $21,937 of which $10,000 is due to a shareholder.  This compares with total liabilities of $629 as of March 31, 2012. The Company can provide no assurance that it can continue to satisfy its cash requirements for the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities for the six months ended September 30, 2012 and 2011 and for the cumulative period from July 22, 2005 (Inception) to September 30, 2012.

	Six Months Ended September 30, 2012	Six Months Ended September 30, 2011	For the Cumulative Period from July 22, 2005 (Inception) to September 30, 2012
Net Cash From (Used in) Operating Activities	$-	$(17,382)	$(65,500)
Net Cash (Used in) Investing Activities	-	-	-
Net Cash Provided by Financing Activities	10,000	16,000	95,500

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from July 22, 2005 (Inception) to September 30, 2012.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ended September 30, 2012, the Company had a net loss of $6,467 consisting of selling, general and administrative expenses compared with a net loss of $500 for the three months ended September 30, 2011, also consisting of selling, general and administrative expenses.  The increase in the loss, in the amount of $5,967 (1193%) arises from professional fees incurred in connection with bringing the Company current with the SEC filings.

For the six months ended September 30, 2012, the Company had a net loss of $15,308 consisting of selling, general and administrative expenses compared with a net loss of $2,407 for the six months ended September 30, 2011, also consisting of selling, general and administrative expenses.  The increase in the loss, in the amount of $12,901 (536%) arises from professional fees incurred in connection with bringing the Company current with the SEC filings.

For the cumulative period from July 22, 2005 (Inception) to September 30, 2012, the Company had a net loss of $96,764 consisting of selling, general and administrative expenses.

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

As of September 30, 2012, we carried out an evaluation, under the supervision and with the participation of our principal executive officer and our principal financial officer of the effectiveness of the design and operation of our disclosure controls and procedures. Based on this evaluation, our principal executive officer and principal financial officer concluded that we have material weaknesses in our internal control over financial reporting because we do not have an independent board of directors or audit committee or adequate segregation of duties. We have no independent body to oversee our internal control over financial reporting. The lack of segregation of duties is due to the limited nature and resources of the Company.

We plan to rectify these deficiencies upon consummation of a business combination with an operating company that has an independent board of directors in place and the resources to eliminate the lack of segregation of duties.

Changes in Internal Controls

There have been no changes in our internal controls over financial reporting during the quarter ended September 30, 2012 that have materially affected or are reasonably likely to materially affect our internal controls.

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

Dated: November 14, 2012	Chatsworth Acquisitions I, Inc.

	By:	/s/ Henry F. Schlueter
Henry F. Schlueter
CEO, President, Secretary and Director

Dated: November 14, 2012	By:	/s/ Les Bates
Les Bates
CFO